Form 10-Q
period 2024-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2024-05-01
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of April 28, 2024, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	57,747,978
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,855
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment

ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization

Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission

Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ISRS	Infrastructure System Replacement Surcharge	Spire MoGas Pipeline	Spire MoGas Pipeline LLC, a 263-mile FERC-regulated natural gas pipeline, together with Omega Pipeline, a connected 75-mile gas distribution system in Missouri

Midstream	Segment including Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri

MoPSC	Missouri Public Service Commission	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC

MSPSC	Mississippi Public Service Commission	U.S.	United States

O&M	Operation and maintenance expense	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues	$1,128.5	$1,123.4	$1,885.1	$1,937.4
Operating Expenses:
Natural gas	540.8	586.5	907.8	1,005.7
Operation and maintenance	137.8	132.1	268.5	264.2
Depreciation and amortization	68.9	62.6	135.9	124.7
Taxes, other than income taxes	82.4	81.9	135.1	132.3
Total Operating Expenses	829.9	863.1	1,447.3	1,526.9
Operating Income	298.6	260.3	437.8	410.5
Interest Expense, Net	52.2	47.2	102.8	90.8
Other Income, Net	7.3	7.0	24.8	13.0
Income Before Income Taxes	253.7	220.1	359.8	332.7
Income Tax Expense	49.4	40.9	70.4	62.5
Net Income	204.3	179.2	289.4	270.2
Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.4	0.4	0.5
Net Income Available to Common Shareholders	$200.3	$175.1	$281.6	$262.3

Weighted Average Number of Common Shares Outstanding:
Basic	55.8	52.5	54.6	52.5
Diluted	55.9	52.6	54.7	52.6
Basic Earnings Per Common Share	$3.59	$3.33	$5.16	$5.00
Diluted Earnings Per Common Share	$3.58	$3.33	$5.14	$4.99

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2024	2023	2024	2023
Net Income	$204.3	$179.2	$289.4	$270.2
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	9.1	(6.8)	(6.3)	(9.8)
Amounts reclassified into regulatory liabilities	—	(17.5)	—	(17.5)
Amounts reclassified into net income	(0.6)	(0.5)	(9.6)	(0.8)
Net gain (loss) on cash flow hedging derivative instruments	8.5	(24.8)	(15.9)	(28.1)
Net gain on defined benefit pension and other postretirement plans	—	0.1	0.1	0.2
Net unrealized gain on available for sale securities	—	—	0.1	—
Other Comprehensive Income (Loss), Before Tax	8.5	(24.7)	(15.7)	(27.9)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	2.0	(5.8)	(3.7)	(6.6)
Other Comprehensive Income (Loss), Net of Tax	6.5	(18.9)	(12.0)	(21.3)
Comprehensive Income	$210.8	$160.3	$277.4	$248.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2024	2023	2023
ASSETS
Utility Plant	$8,480.3	$8,210.1	$7,892.4
Less: Accumulated depreciation and amortization	2,509.3	2,431.2	2,358.5
Net Utility Plant	5,971.0	5,778.9	5,533.9
Non-utility Property (net of accumulated depreciation and amortization of $115.9, $71.1 and $60.6 at March 31, 2024, September 30, 2023, and March 31, 2023, respectively)	886.2	628.5	520.4
Other Investments	105.3	102.6	131.3
Total Other Property and Investments	991.5	731.1	651.7
Current Assets:
Cash and cash equivalents	25.6	5.6	6.9
Accounts receivable:
Utility	398.5	192.4	453.7
Other	107.3	128.6	166.0
Allowance for credit losses	(39.1)	(32.5)	(40.6)
Delayed customer billings	54.8	22.0	85.6
Inventories:
Natural gas	159.0	223.7	146.8
Propane gas	8.6	8.6	8.6
Materials and supplies	47.2	47.2	48.9
Regulatory assets	116.9	348.3	143.0
Prepayments	34.1	48.2	32.5
Other	92.8	84.8	60.2
Total Current Assets	1,005.7	1,076.9	1,111.6
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,272.7	1,249.2	1,316.7
Other	298.9	305.9	263.5
Total Deferred Charges and Other Assets	2,743.2	2,726.7	2,751.8
Total Assets	$10,711.4	$10,313.6	$10,049.0

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2024	2023	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at March 31, 2024, September 30, 2023, and March 31, 2023)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 57.7 million, 53.2 million, and 52.6 million shares issued and outstanding at March 31, 2024, September 30, 2023, and March 31, 2023, respectively)	57.7	53.2	52.6
Paid-in capital	1,899.7	1,616.5	1,576.5
Retained earnings	1,155.3	958.0	1,089.5
Accumulated other comprehensive income	35.6	47.6	25.9
Total Shareholders' Equity	3,390.3	2,917.3	2,986.5
Temporary equity	10.3	16.5	18.8
Long-term debt (less current portion)	3,421.4	3,554.0	3,702.5
Total Capitalization	6,822.0	6,487.8	6,707.8
Current Liabilities:
Current portion of long-term debt	307.0	156.6	256.6
Notes payable	786.0	955.5	561.0
Accounts payable	193.4	253.1	232.3
Advance customer billings	6.1	20.9	6.8
Wages and compensation accrued	40.2	47.0	38.6
Customer deposits	29.4	27.7	28.3
Taxes accrued	82.6	104.1	79.9
Regulatory liabilities	25.1	7.3	5.3
Other	180.5	183.2	198.1
Total Current Liabilities	1,650.3	1,755.4	1,406.9
Deferred Credits and Other Liabilities:
Deferred income taxes	816.6	743.7	737.9
Pension and postretirement benefit costs	130.0	137.3	158.6
Asset retirement obligations	589.7	577.4	531.5
Regulatory liabilities	557.7	472.4	360.3
Other	145.1	139.6	146.0
Total Deferred Credits and Other Liabilities	2,239.1	2,070.4	1,934.3
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$10,711.4	$10,313.6	$10,049.0

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2024:
Balance at December 31, 2023	54,973,694	$55.0	$242.0	$1,727.4	$997.3	$29.1	$3,050.8
Net income	—	—	—	—	204.3	—	204.3
Common stock issued	2,745,733	2.7	—	170.5	—	—	173.2
Dividend reinvestment plan	6,437	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.5	—	—	1.5
Stock activity under stock-based compensation plans	16,810	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(982)	—	—	(0.1)	—	—	(0.1)
Temporary equity adjustment to redemption value	—	—	—	—	0.5	—	0.5
Dividends declared:
Common stock ($0.755 per share)	—	—	—	—	(43.1)	—	(43.1)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	6.5	6.5
Balance at March 31, 2024	57,741,692	$57.7	$242.0	$1,899.7	$1,155.3	$35.6	$3,390.3

Six Months Ended March 31, 2024:
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	289.4	—	289.4
Common stock issued	4,490,282	4.4	—	281.6	—	—	286.0
Dividend reinvestment plan	13,211	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	2.4	—	—	2.4
Stock activity under stock-based compensation plans	92,516	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,541)	—	—	(1.5)	—	—	(1.5)
Temporary equity adjustment to redemption value	—	—	—	—	(1.4)	—	(1.4)
Dividends declared:
Common stock ($1.51 per share)	—	—	—	—	(83.3)	—	(83.3)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(12.0)	(12.0)
Balance at March 31, 2024	57,741,692	$57.7	$242.0	$1,899.7	$1,155.3	$35.6	$3,390.3

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2023:
Balance at December 31, 2022	52,541,696	$52.5	$242.0	$1,571.8	$953.0	$44.8	$2,864.1
Net income	—	—	—	—	179.2	—	179.2
Common stock issued	40,500	0.1	—	2.9	—	—	3.0
Dividend reinvestment plan	5,421	—	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	—	1.5	—	—	1.5
Stock activity under stock-based compensation plans	6,008	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(192)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(1.3)	—	(1.3)
Dividends declared:
Common stock ($0.72 per share)	—	—	—	—	(37.7)	—	(37.7)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(18.9)	(18.9)
Balance at March 31, 2023	52,593,433	$52.6	$242.0	$1,576.5	$1,089.5	$25.9	$2,986.5

Six Months Ended March 31, 2023:
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	270.2	—	270.2
Common stock issued	40,500	0.1	—	2.9	—	—	3.0
Dividend reinvestment plan	11,121	—	—	0.7	—	—	0.7
Stock-based compensation costs	—	—	—	2.9	—	—	2.9
Stock activity under stock-based compensation plans	64,686	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(17,417)	—	—	(1.3)	—	—	(1.3)
Temporary equity adjustment to redemption value	—	—	—	—	(3.0)	—	(3.0)
Dividends declared:
Common stock ($1.44 per share)	—	—	—	—	(75.8)	—	(75.8)
Preferred stock ($0.7375 per depository share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(21.3)	(21.3)
Balance at March 31, 2023	52,593,433	$52.6	$242.0	$1,576.5	$1,089.5	$25.9	$2,986.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2024	2023
Operating Activities:
Net Income	$289.4	$270.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135.9	124.7
Deferred income taxes and investment tax credits	69.5	62.5
Changes in assets and liabilities:
Accounts receivable	(175.4)	43.7
Inventories	64.8	218.2
Regulatory assets and liabilities	317.6	(35.5)
Accounts payable	(34.6)	(372.9)
Delayed/advance customer billings, net	(47.7)	(76.3)
Taxes accrued	(21.5)	(10.8)
Other assets and liabilities	(41.7)	(50.6)
Other	3.1	6.7
Net cash provided by operating activities	559.4	179.9
Investing Activities:
Capital expenditures	(409.3)	(307.8)
Business acquisitions, net of cash acquired	(177.4)	(37.1)
Other	2.8	4.2
Net cash used in investing activities	(583.9)	(340.7)
Financing Activities:
Issuance of long-term debt	175.0	755.0
Repayment of long-term debt	(156.6)	(31.2)
Repayment of short-term debt, net	(169.5)	(476.5)
Issuance of common stock	286.8	3.6
Dividends paid on common stock	(80.5)	(74.5)
Dividends paid on preferred stock	(7.4)	(7.4)
Other	(2.7)	(7.5)
Net cash provided by financing activities	45.1	161.5
Net Increase in Cash, Cash Equivalents, and Restricted Cash	20.6	0.7
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	25.8	20.5
Cash, Cash Equivalents, and Restricted Cash at End of Period	$46.4	$21.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(102.9)	$(80.5)
Income taxes	(0.9)	(1.4)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2024	2023	2024	2023
Operating Revenues	$766.5	$791.0	$1,301.9	$1,332.2
Operating Expenses:
Natural gas	443.7	465.7	736.3	782.4
Operation and maintenance	78.6	77.4	153.5	154.5
Depreciation and amortization	43.1	39.2	85.2	77.8
Taxes, other than income taxes	59.8	61.2	98.3	97.6
Total Operating Expenses	625.2	643.5	1,073.3	1,112.3
Operating Income	141.3	147.5	228.6	219.9
Interest Expense, Net	27.7	24.6	55.6	46.6
Other Income, Net	5.7	5.9	12.9	10.9
Income Before Income Taxes	119.3	128.8	185.9	184.2
Income Tax Expense	14.1	16.7	23.7	24.8
Net Income	105.2	112.1	162.2	159.4
Other Comprehensive Income, Net of Tax	—	0.1	0.1	0.2
Comprehensive Income	$105.2	$112.2	$162.3	$159.6

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2024	2023	2023
ASSETS
Utility Plant	$5,193.5	$4,964.9	$4,731.2
Less: Accumulated depreciation and amortization	1,088.1	1,043.2	1,027.1
Net Utility Plant	4,105.4	3,921.7	3,704.1
Other Property and Investments	67.8	65.7	66.7
Current Assets:
Cash and cash equivalents	—	0.8	—
Accounts receivable:
Utility	307.6	142.6	362.0
Associated companies	2.1	1.3	3.8
Other	23.8	21.1	32.5
Allowance for credit losses	(32.0)	(26.2)	(34.5)
Delayed customer billings	53.6	17.9	84.5
Inventories:
Natural gas	101.9	132.8	86.7
Propane gas	8.6	8.6	8.6
Materials and supplies	24.0	24.2	24.4
Regulatory assets	89.2	293.1	62.7
Prepayments	17.0	26.7	18.5
Total Current Assets	595.8	642.9	649.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	630.5	617.6	722.0
Other	145.2	147.4	107.2
Total Deferred Charges and Other Assets	985.9	975.2	1,039.4
Total Assets	$5,754.9	$5,605.5	$5,459.4

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2024	2023	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,855, 25,855, and 25,325 shares issued and outstanding at March 31, 2024, September 30, 2023, and March 31, 2023, respectively)	$854.9	$854.9	$816.2
Retained earnings	1,154.6	992.4	1,061.3
Accumulated other comprehensive loss	(2.4)	(2.5)	(2.5)
Total Shareholder's Equity	2,007.1	1,844.8	1,875.0
Long-term debt (less current portion)	1,486.2	1,785.4	1,784.5
Total Capitalization	3,493.3	3,630.2	3,659.5
Current Liabilities:
Current portion of long-term debt	300.0	—	250.0
Notes payable	200.0	—	200.0
Notes payable – associated companies	243.9	540.6	60.7
Accounts payable	78.7	85.8	78.8
Accounts payable – associated companies	9.5	10.5	11.3
Advance customer billings	—	11.0	—
Wages and compensation accrued	19.9	23.6	20.4
Customer deposits	5.9	5.8	6.0
Taxes accrued	47.0	60.3	47.2
Other	44.6	48.7	52.5
Total Current Liabilities	949.5	786.3	726.9
Deferred Credits and Other Liabilities:
Deferred income taxes	563.9	531.8	533.3
Pension and postretirement benefit costs	100.5	103.3	99.8
Asset retirement obligations	113.4	111.1	112.8
Regulatory liabilities	475.3	389.4	276.9
Other	59.0	53.4	50.2
Total Deferred Credits and Other Liabilities	1,312.1	1,189.0	1,073.0
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,754.9	$5,605.5	$5,459.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2024:
Balance at December 31, 2023	25,855	$0.1	$854.8	$1,049.4	$(2.4)	$1,901.9
Net income	—	—	—	105.2	—	105.2
Balance at March 31, 2024	25,855	$0.1	$854.8	$1,154.6	$(2.4)	$2,007.1

Six Months Ended March 31, 2024:
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8
Net income	—	—	—	162.2	—	162.2
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2024	25,855	$0.1	$854.8	$1,154.6	$(2.4)	$2,007.1

Three Months Ended March 31, 2023:
Balance at December 31, 2022	25,325	$0.1	$816.1	$979.2	$(2.6)	$1,792.8
Net income	—	—	—	112.1	—	112.1
Dividends declared	—	—	—	(30.0)	—	(30.0)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2023	25,325	$0.1	$816.1	$1,061.3	$(2.5)	$1,875.0

Six Months Ended March 31, 2023:
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net income	—	—	—	159.4	—	159.4
Dividends declared	—	—	—	(30.0)	—	(30.0)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at March 31, 2023	25,325	$0.1	$816.1	$1,061.3	$(2.5)	$1,875.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2024	2023
Operating Activities:
Net Income	$162.2	$159.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.2	77.8
Deferred income taxes and investment tax credits	23.3	24.8
Changes in assets and liabilities:
Accounts receivable	(162.6)	(208.9)
Inventories	31.1	126.2
Regulatory assets and liabilities	276.5	0.6
Accounts payable	2.2	(31.5)
Delayed/advance customer billings, net	(46.7)	(75.4)
Taxes accrued	(13.2)	(3.2)
Other assets and liabilities	(10.2)	(47.4)
Other	0.8	0.8
Net cash provided by operating activities	348.6	23.2
Investing Activities:
Capital expenditures	(255.1)	(206.6)
Other	2.4	1.8
Net cash used in investing activities	(252.7)	(204.8)
Financing Activities:
Issuance of long-term debt	—	400.0
Issuance of short-term debt, net	200.0	200.0
Repayments of borrowings from Spire, net	(296.7)	(384.5)
Dividends paid	—	(30.0)
Other	—	(3.9)
Net cash (used in) provided by financing activities	(96.7)	181.6
Net Decrease in Cash and Cash Equivalents	(0.8)	—
Cash and Cash Equivalents at Beginning of Period	0.8	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(60.9)	$(44.1)
Income taxes	(0.4)	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2024	2023	2024	2023
Operating Revenues	$259.5	$218.3	$401.6	$370.7
Operating Expenses:
Natural gas	85.6	61.8	141.4	131.2
Operation and maintenance	35.4	34.5	69.6	69.6
Depreciation and amortization	18.2	17.0	36.1	34.0
Taxes, other than income taxes	17.9	16.1	28.1	26.7
Total Operating Expenses	157.1	129.4	275.2	261.5
Operating Income	102.4	88.9	126.4	109.2
Interest Expense, Net	8.3	9.0	17.6	17.3
Other Income, Net	0.4	0.3	0.7	0.7
Income Before Income Taxes	94.5	80.2	109.5	92.6
Income Tax Expense	23.8	20.2	27.7	23.4
Net Income	$70.7	$60.0	$81.8	$69.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2024	2023	2023
ASSETS
Utility Plant	$2,900.7	$2,862.6	$2,781.4
Less: Accumulated depreciation and amortization	1,307.4	1,273.0	1,208.7
Net Utility Plant	1,593.3	1,589.6	1,572.7
Current Assets:
Cash and cash equivalents	1.8	1.2	1.0
Accounts receivable:
Utility	74.0	42.2	75.4
Associated companies	—	1.2	0.8
Other	6.8	6.6	5.3
Allowance for credit losses	(6.2)	(5.7)	(5.3)
Delayed customer billings	1.0	3.6	1.0
Inventories:
Natural gas	34.1	52.4	41.4
Materials and supplies	19.2	19.1	20.5
Regulatory assets	14.9	41.6	64.8
Prepayments	3.3	6.4	3.8
Total Current Assets	148.9	168.6	208.7
Deferred Charges and Other Assets:
Regulatory assets	619.1	606.9	568.3
Other	84.2	84.2	81.9
Total Deferred Charges and Other Assets	703.3	691.1	650.2
Total Assets	$2,445.5	$2,449.3	$2,431.6

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2024	2023	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$279.4	$285.9	$289.9
Retained earnings	687.5	642.1	645.3
Total Shareholder's Equity	966.9	928.0	935.2
Long-term debt	746.1	745.9	745.7
Total Capitalization	1,713.0	1,673.9	1,680.9
Current Liabilities:
Notes payable – associated companies	37.4	124.1	121.3
Accounts payable	28.4	28.4	29.8
Accounts payable – associated companies	5.4	4.6	7.0
Advance customer billings	4.7	8.1	5.3
Wages and compensation accrued	5.6	6.6	5.4
Customer deposits	20.5	19.3	19.6
Taxes accrued	28.8	34.5	26.4
Regulatory liabilities	18.7	—	—
Other	14.1	14.7	15.7
Total Current Liabilities	163.6	240.3	230.5
Deferred Credits and Other Liabilities:
Deferred income taxes	36.8	9.1	12.3
Pension and postretirement benefit costs	22.5	27.2	52.8
Asset retirement obligations	460.6	451.0	406.9
Regulatory liabilities	20.1	21.2	21.5
Other	28.9	26.6	26.7
Total Deferred Credits and Other Liabilities	568.9	535.1	520.2
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,445.5	$2,449.3	$2,431.6

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2024:
Balance at December 31, 2023	1,972,052	$—	$284.9	$639.2	$924.1
Net income	—	—	—	70.7	70.7
Return of capital to Spire	—	—	(5.5)	—	(5.5)
Dividends declared	—	—	—	(22.4)	(22.4)
Balance at March 31, 2024	1,972,052	$—	$279.4	$687.5	$966.9

Six Months Ended March 31, 2024:
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0
Net income	—	—	—	81.8	81.8
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Dividends declared	—	—	—	(36.4)	(36.4)
Balance at March 31, 2024	1,972,052	$—	$279.4	$687.5	$966.9

Three Months Ended March 31, 2023:
Balance at December 31, 2022	1,972,052	$—	$305.4	$595.3	$900.7
Net income	—	—	—	60.0	60.0
Return of capital to Spire	—	—	(15.5)	—	(15.5)
Dividends declared	—	—	—	(10.0)	(10.0)
Balance at March 31, 2023	1,972,052	$—	$289.9	$645.3	$935.2

Six Months Ended March 31, 2023:
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	69.2	69.2
Return of capital to Spire	—	—	(27.0)	—	(27.0)
Dividends declared	—	—	—	(13.0)	(13.0)
Balance at March 31, 2023	1,972,052	$—	$289.9	$645.3	$935.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2024	2023
Operating Activities:
Net Income	$81.8	$69.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.1	34.0
Deferred income taxes and investment tax credits	27.7	23.4
Changes in assets and liabilities:
Accounts receivable	(30.4)	(4.8)
Inventories	18.2	26.9
Regulatory assets and liabilities	40.4	(32.3)
Accounts payable	2.9	(39.2)
Delayed/advance customer billings	(0.8)	(0.7)
Taxes accrued	(5.7)	(4.9)
Other assets and liabilities	3.1	12.6
Other	0.2	0.2
Net cash provided by operating activities	173.5	84.4
Investing Activities:
Capital expenditures	(43.6)	(72.9)
Other	0.3	0.7
Net cash used in investing activities	(43.3)	(72.2)
Financing Activities:
Issuance of long-term debt	—	175.0
Repayments of borrowings from Spire, net	(86.7)	(139.6)
Return of capital to Spire	(6.5)	(27.0)
Dividends paid	(36.4)	(21.0)
Other	—	(1.0)
Net cash used in financing activities	(129.6)	(13.6)
Net Increase (Decrease) in Cash and Cash Equivalents	0.6	(1.4)
Cash and Cash Equivalents at Beginning of Period	1.2	2.4
Cash and Cash Equivalents at End of Period	$1.8	$1.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(17.7)	$(12.6)
Income taxes	—	—

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

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s largest gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 10, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Spire Missouri
Purchases of natural gas from Spire Marketing	$5.6	$13.8	$10.6	$42.3
Transportation services received from Spire STL Pipeline	8.3	7.8	16.5	15.9
Transportation services received from Spire MoGas Pipeline	1.4	—	1.4	—
Sales of natural gas to Spire Marketing	0.3	0.1	0.3	0.1
Natural gas storage services from Spire Storage Salt Plains LLC	0.4	—	0.7	—
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$—	$3.4	$1.1

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows for the period ended March 31, 2024, total Cash, Cash Equivalents, and Restricted Cash included $20.8, $20.2 and $14.3 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of March 31, 2024,  September 30, 2023, and March 31, 2023, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri, to better serve customers in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $177.6 preliminary cash consideration transferred is subject to further working capital adjustments as provided in the purchase agreement. This preliminary purchase price was allocated entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to our consolidated results for the three and six months ended March 31, 2024.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2024	2023	2023
Spire	$80.4	$104.3	$66.3
Spire Missouri	47.2	56.5	35.4
Spire Alabama	2.7	4.6	5.2

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended March 31,	2024	2023	2024	2023	2024	2023
Allowance at beginning of period	$35.4	$34.5	$28.9	$28.2	$5.7	$5.5
Provision for expected credit losses	7.9	8.2	6.2	7.3	1.4	0.5
Write-offs, net of recoveries	(4.2)	(2.1)	(3.1)	(1.0)	(0.9)	(0.7)
Allowance at end of period	$39.1	$40.6	$32.0	$34.5	$6.2	$5.3

Six Months Ended March 31,	2024	2023	2024	2023	2024	2023
Allowance at beginning of period	$32.5	$31.9	$26.2	$24.9	$5.7	$6.3
Provision for expected credit losses	12.0	12.3	9.8	11.1	1.7	0.7
Write-offs, net of recoveries	(5.4)	(3.6)	(4.0)	(1.5)	(1.2)	(1.7)
Allowance at end of period	$39.1	$40.6	$32.0	$34.5	$6.2	$5.3

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Spire
Gas Utility:
Residential	$729.5	$730.2	$1,222.3	$1,248.2
Commercial and industrial	267.9	260.3	425.8	430.9
Transportation	36.8	33.3	69.4	64.2
Off-system and other incentive	13.0	6.1	19.4	13.7
Other customer revenue	8.2	4.3	13.7	8.7
Total revenue from contracts with customers	1,055.4	1,034.2	1,750.6	1,765.7
Changes in accrued revenue under alternative revenue programs	17.3	20.3	37.3	21.8
Total Gas Utility operating revenues	1,072.7	1,054.5	1,787.9	1,787.5
Gas Marketing	46.0	60.6	82.3	134.7
Midstream	21.5	16.5	36.4	31.7
Other	4.1	4.1	8.2	8.1
Total before eliminations	1,144.3	1,135.7	1,914.8	1,962.0
Intersegment eliminations (see Note 10, Information by Operating Segment)	(15.8)	(12.3)	(29.7)	(24.6)
Total Operating Revenues	$1,128.5	$1,123.4	$1,885.1	$1,937.4

Spire Missouri
Residential	$532.9	$570.0	$921.7	$970.6
Commercial and industrial	185.7	185.2	295.9	308.1
Transportation	10.1	9.9	19.1	19.0
Off-system and other incentive	12.3	4.5	16.4	9.6
Other customer revenue	5.0	4.3	7.5	6.3
Total revenue from contracts with customers	746.0	773.9	1,260.6	1,313.6
Changes in accrued revenue under alternative revenue programs	20.5	17.1	41.3	18.6
Total Operating Revenues	$766.5	$791.0	$1,301.9	$1,332.2

Spire Alabama
Residential	$169.3	$135.1	$253.7	$231.4
Commercial and industrial	68.8	61.5	103.5	95.1
Transportation	24.0	20.8	44.8	40.1
Off-system and other incentive	0.7	1.7	3.0	4.1
Other customer revenue	0.7	0.7	1.6	1.9
Total revenue from contracts with customers	263.5	219.8	406.6	372.6
Changes in accrued revenue under alternative revenue programs	(4.0)	(1.5)	(5.0)	(1.9)
Total Operating Revenues	$259.5	$218.3	$401.6	$370.7

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Spire	$60.0	$60.2	$91.1	$90.6
Spire Missouri	44.0	45.6	66.5	67.7
Spire Alabama	14.1	12.6	21.0	19.4

3. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Basic Earnings Per Common Share:
Net Income	$204.3	$179.2	$289.4	$270.2
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.4	0.4	0.5
Income Available to Common Shareholders	$200.3	$175.1	$281.6	$262.3
Weighted Average Common Shares Outstanding (in millions)	55.8	52.5	54.6	52.5
Basic Earnings Per Common Share	$3.59	$3.33	$5.16	$5.00

Diluted Earnings Per Common Share:
Net Income	$204.3	$179.2	$289.4	$270.2
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.4	0.4	0.5
Income Available to Common Shareholders	$200.3	$175.1	$281.6	$262.3
Weighted Average Common Shares Outstanding (in millions)	55.8	52.5	54.6	52.5
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.1	0.1	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	55.9	52.6	54.7	52.6
Diluted Earnings Per Common Share	$3.58	$3.33	$5.14	$4.99

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.4	0.5	0.3	0.4

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

In the second quarter of fiscal 2024, Spire executed forward sale agreements for 204,405 shares of its common stock, which must be settled on or before September 27, 2024. No shares of common stock have been settled under the forward sale agreements. Had all shares under the forward agreements been settled as of March 31, 2024, it would have generated net proceeds of $12.1.

Equity Units

In February 2021, Spire issued 3.5 million equity units, initially in the form of Corporate Units (as defined in the Underwriting Agreement, dated February 9, 2021, filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on February 16, 2021). Each Corporate Unit was comprised of (i) a purchase contract obligating the holder to purchase from the Company for a price in cash of fifty dollars, on the purchase contract settlement date ( March 1, 2024, subject to earlier termination or settlement), a certain number of shares of the Company’s common stock and (ii) a 1/20th, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of the Company’s 2021 Series A 0.75% Remarketable Senior Notes due 2026 (further discussed in Note 6, Financing). Each Corporate Unit purchase contract obligated holders to purchase a variable number of shares of common stock of the Company based on the applicable market value, subject to anti-dilution adjustments. As of March 1, 2024, the applicable market value was calculated to be $58.6809 per share, and after adjustment the holders were obligated to purchase 0.7845 shares of common stock. The Corporate Unit holders purchased an aggregate of 2,745,733 shares of common stock (net of fractional shares) for $175.0, settled on March 5, 2024.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2024, September 30, 2023, and March 31, 2023.

	March 31,	September 30,	March 31,
Spire	2024	2023	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$81.4	$293.2	$115.3
Other	35.5	55.1	27.7
Total Current Regulatory Assets	116.9	348.3	143.0
Noncurrent:
Pension and postretirement benefit costs	251.4	261.0	273.1
Cost of removal	649.2	633.2	516.4
Future income taxes due from customers	146.6	144.5	139.3
Energy efficiency	58.2	56.3	59.4
Unamortized purchased gas adjustments	—	23.0	181.3
Other	167.3	131.2	147.2
Total Noncurrent Regulatory Assets	1,272.7	1,249.2	1,316.7
Total Regulatory Assets	$1,389.6	$1,597.5	$1,459.7
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$19.8	$—	$—
Other	5.3	7.3	5.3
Total Current Regulatory Liabilities	25.1	7.3	5.3
Noncurrent:
Deferred taxes due to customers	120.9	128.0	135.8
Pension and postretirement benefit costs	192.6	185.2	161.0
Accrued cost of removal	133.5	126.6	34.6
Unamortized purchased gas adjustments	90.8	11.2	—
Other	19.9	21.4	28.9
Total Noncurrent Regulatory Liabilities	557.7	472.4	360.3
Total Regulatory Liabilities	$582.8	$479.7	$365.6

	March 31,	September 30,	March 31,
Spire Missouri	2024	2023	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$81.0	$269.4	$58.7
Other	8.2	23.7	4.0
Total Current Regulatory Assets	89.2	293.1	62.7
Noncurrent:
Future income taxes due from customers	138.5	136.2	130.9
Pension and postretirement benefit costs	183.6	189.1	195.5
Energy efficiency	58.2	56.3	59.4
Unamortized purchased gas adjustments	—	23.0	181.3
Cost of removal	97.0	97.0	24.2
Other	153.2	116.0	130.7
Total Noncurrent Regulatory Assets	630.5	617.6	722.0
Total Regulatory Assets	$719.7	$910.7	$784.7
Regulatory Liabilities:
Noncurrent:
Deferred taxes due to customers	$108.3	$114.8	$121.3
Pension and postretirement benefit costs	165.4	156.5	132.7
Accrued cost of removal	95.8	90.4	—
Unamortized purchased gas adjustments	90.8	11.2	—
Other	15.0	16.5	22.9
Total Noncurrent Regulatory Liabilities	475.3	389.4	276.9
Total Regulatory Liabilities	$475.3	$389.4	$276.9

	March 31,	September 30,	March 31,
Spire Alabama	2024	2023	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$—	$21.7	$53.6
Other	14.9	19.9	11.2
Total Current Regulatory Assets	14.9	41.6	64.8
Noncurrent:
Future income taxes due from customers	1.9	2.0	2.0
Pension and postretirement benefit costs	64.2	67.8	73.1
Cost of removal	552.2	536.2	492.2
Other	0.8	0.9	1.0
Total Noncurrent Regulatory Assets	619.1	606.9	568.3
Total Regulatory Assets	$634.0	$648.5	$633.1
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$18.7	$—	$—
Total Current Regulatory Liabilities	18.7	—	—
Noncurrent:
Pension and postretirement benefit costs	16.8	17.9	18.0
Other	3.3	3.3	3.5
Total Noncurrent Regulatory Liabilities	20.1	21.2	21.5
Total Regulatory Liabilities	$38.8	$21.2	$21.5

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2024	2023	2023
Spire
Pension and postretirement benefit costs	$133.8	$133.4	$127.8
Future income taxes due from customers	144.7	142.5	137.2
Unamortized purchased gas adjustments	81.0	292.4	240.0
Other	127.7	104.2	102.4
Total Regulatory Assets Not Earning a Return	$487.2	$672.5	$607.4

Spire Missouri
Pension and postretirement benefit costs	$133.8	$133.4	$127.8
Future income taxes due from customers	138.5	136.2	130.9
Unamortized purchased gas adjustments	81.0	292.4	240.0
Other	127.7	104.2	102.4
Total Regulatory Assets Not Earning a Return	$481.0	$666.2	$601.1

Like all the Company’s regulatory assets, these regulatory assets as of March 31, 2024 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

In 2022, the MoPSC initiated their annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which included the impact of a period of unusually severe cold weather in mid- February 2021 (“Winter Storm Uri”) on Spire Missouri’s natural gas portfolio. In December 2022, the MoPSC staff filed its Reports and Recommendations in these cases proposing various disallowances relating to imbalance cash-outs and an off-system sale. In  January 2023, Spire Missouri filed its response to this proposal setting forth its position that there is no basis in law or fact for either disallowance. In  November 2023, Spire Missouri filed an unopposed settlement stipulation by which the MoPSC Staff agreed to withdraw its recommendation of a proposed disallowance relating to imbalance cash-outs. In April 2024, Spire Missouri and the MoPSC Staff reached an agreement in principle to resolve the proposed off-system sale disallowance, and the parties are working to finalize a settlement stipulation which is not expected to impact historically reported results.

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. All prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri’s most recent base rate case. In  April 2023, the MoPSC approved an annual ISRS revenue increase of $7.7, effective May 6, 2023, reflecting eligible pipe replacement from October 2022 through February 2023. In October 2023, the MoPSC approved an incremental annual ISRS revenue increase of $12.4, effective October 23, 2023, reflecting eligible pipe replacement from March 2023 through August 2023. On January 17, 2024, Spire Missouri initiated an ISRS case reflecting eligible capital projects from September 2023 through February 2024. After Spire Missouri's true-up filing in March 2024, the MoPSC approved in April 2024, an incremental revenue increase of $16.8, for a total cumulative ISRS revenue of $36.9, tentatively expected to be effective in May 2024.

In fiscal 2023, the MoPSC approved increases in the PGA in Spire Missouri’s tariff effective in November 2022 and January 2023. In fiscal 2024, the MoPSC approved a slight decrease in the PGA in Spire Missouri’s western service territory tariff effective in November 2023 and no change in the eastern service territory. These modifications reflect changes in natural gas commodity prices. Deferred gas balances remaining from prior periods were also reflected in the recently approved tariff rates and have been almost fully recovered as of March 31, 2024.

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

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. In fiscal 2023, GSA rate increases were effective December 1, 2022 and  January 1, 2023, and in fiscal 2024, GSA rate decreases were effective October 1, 2023,  January 1, 2024, and April 1, 2024, primarily attributable to changes in natural gas commodity prices.

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

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through July 22, 2027. The agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire’s DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2024, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of March 31, 2024.

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

On January 3, 2024, Spire Missouri entered into a short-term loan agreement with several banks for a $200.0 unsecured term loan due October 3, 2024. Interest accrues at the one-month term secured overnight financing rate (“SOFR”) plus a SOFR adjustment of 0.10% per annum plus a margin of 0.90% per annum. Spire Missouri repaid $50.0 of this loan on April 5, 2024.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of March 31, 2024, $319.8 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Six Months Ended March 31, 2024
Highest borrowings outstanding	$1,135.0	$200.0	$643.6	$132.5	$1,275.0
Lowest borrowings outstanding	554.6	—	234.7	25.2	754.6
Weighted average borrowings	930.6	97.3	469.9	94.5	1,027.9
Weighted average interest rate	5.7%	6.7%	5.7%	5.7%	5.8%
As of March 31, 2024
Borrowings outstanding	$586.0	$200.0	$243.9	$37.4	$786.0
Weighted average interest rate	5.6%	6.3%	5.6%	5.6%	5.8%
As of September 30, 2023
Borrowings outstanding	$955.5	$—	$540.6	$124.1	$955.5
Weighted average interest rate	5.6%	n/a	5.6%	5.6%	5.6%
As of March 31, 2023
Borrowings outstanding	$361.0	$200.0	$60.7	$121.3	$561.0
Weighted average interest rate	5.3%	5.6%	5.3%	5.3%	5.4%

Long-term

In February 2024, Spire successfully remarketed on behalf of the selling securityholders the 2021 Series A 0.75% Remarketable Senior Notes due 2026, which were originally issued in February 2021 as a component of the equity units further discussed in Note 4, Shareholders’ Equity. As a result, the interest rate on that original $175.0 obligation was reset to 5.300%. Also in February 2024, Spire sold an additional $175.0 aggregate principal amount of these 5.300% Senior Notes due March 1, 2026, with interest payable semiannually. Spire received net proceeds of $173.5 from this offering.

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of March 31, 2024, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Spire	$4.0	$1.9	$7.8	$3.5
Spire Missouri	1.1	0.6	2.3	1.1
Spire Alabama	0.4	0.6	0.8	1.3

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2024, September 30, 2023, and March 31, 2023.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2024
Cash and cash equivalents	$25.6	$25.6	$25.6	$—
Notes payable	786.0	786.0	—	786.0
Long-term debt, including current portion	3,728.4	3,452.0	—	3,452.0
As of September 30, 2023
Cash and cash equivalents	$5.6	$5.6	$5.6	$—
Notes payable	955.5	955.5	—	955.5
Long-term debt, including current portion	3,710.6	3,270.2	—	3,270.2
As of March 31, 2023
Cash and cash equivalents	$6.9	$6.9	$6.9	$—
Notes payable	561.0	561.0	—	561.0
Long-term debt, including current portion	3,959.1	3,704.2	—	3,704.2

Spire Missouri
As of March 31, 2024
Notes payable	$200.0	$200.0	$—	$200.0
Notes payable – associated companies	243.9	243.9	—	243.9
Long-term debt, including current portion	1,786.2	1,649.4	—	1,649.4
As of September 30, 2023
Cash and cash equivalents	$0.8	$0.8	$0.8	$—
Notes payable – associated companies	540.6	540.6	—	540.6
Long-term debt	1,785.4	1,592.4	—	1,592.4
As of March 31, 2023
Notes payable	$200.0	$200.0	$—	$200.0
Notes payable – associated companies	60.7	60.7	—	60.7
Long-term debt, including current portion	2,034.5	1,930.2	—	1,930.2

Spire Alabama
As of March 31, 2024
Cash and cash equivalents	$1.8	$1.8	$1.8	$—
Notes payable – associated companies	37.4	37.4	—	37.4
Long-term debt	746.1	685.3	—	685.3
As of September 30, 2023
Cash and cash equivalents	$1.2	$1.2	$1.2	$—
Notes payable – associated companies	124.1	124.1	—	124.1
Long-term debt	745.9	648.0	—	648.0
As of March 31, 2023
Cash and cash equivalents	$1.0	$1.0	$1.0	$—
Notes payable – associated companies	121.3	121.3	—	121.3
Long-term debt	745.7	696.6	—	696.6

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of March 31, 2024, September 30, 2023, or  March 31, 2023. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$22.6	$—	$—	$22.6
NYMEX/ICE natural gas contracts	3.7	—	(3.7)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.6	—	(8.6)	—
Natural gas commodity contracts	—	62.2	(2.6)	59.6
Other:
U.S. stock/bond mutual funds	16.6	—	—	16.6
U.S. bonds	17.1	—	—	17.1
Global bonds	1.4	—	—	1.4
Interest rate swaps	—	29.0	—	29.0
Total	$70.0	$91.3	$(15.0)	$146.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	30.7	—	(30.7)	—
Natural gas commodity contracts	—	25.3	(2.6)	22.7
Total	$66.4	$25.3	$(69.0)	$22.7

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$20.4
NYMEX/ICE natural gas contracts	6.3	—	(6.3)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	10.1	—	(10.1)	—
Natural gas commodity contracts	—	36.7	(3.6)	33.1
Other:
U.S. stock/bond mutual funds	37.6	—	—	37.6
Interest rate swaps	—	44.2	—	44.2
Total	$74.4	$81.0	$(20.1)	$135.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$50.8	$—	$(44.0)	$6.8
Gas Marketing:
NYMEX/ICE natural gas contracts	21.8	—	(21.8)	—
Natural gas commodity contracts	—	27.6	(3.6)	24.0
Total	$72.6	$27.6	$(69.4)	$30.8

As of March 31, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.7	$—	$—	$20.7
NYMEX/ICE natural gas contracts	0.1	—	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	31.9	—	(31.9)	—
Natural gas commodity contracts *	—	39.2	(1.3)	37.9
Other:
U.S. stock/bond mutual funds	29.2	—	—	29.2
Interest rate swaps *	—	16.5	—	16.5
Total	$81.9	$55.7	$(33.3)	$104.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$62.7	$—	$(62.7)	$—
Gasoline and heating oil contracts	0.5	—	(0.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	48.1	—	(48.1)	—
Natural gas commodity contracts *	—	32.4	(1.3)	31.1
Other:
Interest rate swaps *	—	2.2	—	2.2
Total	$111.3	$34.6	$(112.6)	$33.3

*	Subsequent to the issuance of its consolidated financial statements for the quarter ended March 31, 2023, during the fourth quarter of fiscal 2023, the Company identified an error in the fair value level presentation for certain line items in the Fair Value Measurements table. The presentation has been corrected to reflect the impacted line items in Level 2 rather than Level 1 as of March 31, 2023. This immaterial correction did not impact the reported fair values or the consolidated financial statements.

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2024
ASSETS
U.S. stock/bond mutual funds	$22.6	$—	$—	$22.6
NYMEX/ICE natural gas contracts	3.7	—	(3.7)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Total	$26.3	$0.1	$(3.8)	$22.6
LIABILITIES
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—

As of September 30, 2023
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$20.4
NYMEX/ICE natural gas contracts	6.3	—	(6.3)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Total	$26.7	$0.1	$(6.4)	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$50.8	$—	$(44.0)	$6.8

As of March 31, 2023
ASSETS
U.S. stock/bond mutual funds	$20.7	$—	$—	$20.7
NYMEX/ICE natural gas contracts	0.1	—	(0.1)	—
Total	$20.8	$—	$(0.1)	$20.7
LIABILITIES
NYMEX/ICE natural gas contracts	$62.7	$—	$(62.7)	$—
Gasoline and heating oil contracts	0.5	—	(0.5)	—
Total	$63.2	$—	$(63.2)	$—

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Spire
Service cost – benefits earned during the period	$3.9	$3.9	$7.9	$8.0
Interest cost on projected benefit obligation	6.6	5.9	13.4	12.3
Expected return on plan assets	(6.1)	(5.7)	(12.4)	(12.1)
Amortization of prior service credit	(1.2)	(1.2)	(2.3)	(2.3)
Amortization of actuarial loss	1.6	1.6	3.2	3.2
Loss on lump-sum settlements	—	—	—	8.6
Subtotal	4.8	4.5	9.8	17.7
Regulatory adjustment	8.8	10.4	17.5	12.2
Net pension cost	$13.6	$14.9	$27.3	$29.9

Spire Missouri
Service cost – benefits earned during the period	$2.6	$2.9	$5.2	$5.7
Interest cost on projected benefit obligation	4.7	4.4	9.5	8.9
Expected return on plan assets	(4.2)	(4.5)	(8.5)	(9.0)
Amortization of prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of actuarial loss	1.4	1.6	2.9	3.1
Subtotal	4.0	3.9	8.1	7.7
Regulatory adjustment	6.3	8.1	12.6	16.2
Net pension cost	$10.3	$12.0	$20.7	$23.9

Spire Alabama
Service cost – benefits earned during the period	$1.1	$0.8	$2.3	$1.9
Interest cost on projected benefit obligation	1.2	0.8	2.5	2.1
Expected return on plan assets	(1.2)	(0.5)	(2.4)	(1.6)
Amortization of prior service credit	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of actuarial loss	0.3	0.2	0.5	0.3
Loss on lump-sum settlements	—	—	—	8.6
Subtotal	0.8	0.7	1.7	10.1
Regulatory adjustment	2.3	2.1	4.5	(4.4)
Net pension cost	$3.1	$2.8	$6.2	$5.7

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and six months ended March 31, 2024, no Spire plans met the criteria for settlement recognition.

For the six months ended March 31, 2023, two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $27.5 for the Spire Alabama plans. The lump-sum settlements resulted in a loss of $8.6 for Spire Alabama. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.4 years for one plan and 12.4 years for the other plan. Therefore, no lump sum settlement expense was recorded in the six months ended March 31, 2023.

Effective December 23, 2021, the pension cost for Spire Missouri’s western territory (“Missouri West”) included in customer rates was reduced from $5.5 to $4.4 per year, the pension cost included in Spire Missouri’s eastern territory (“Missouri East”) customer rates was increased from $29.0 to $32.4 per year. Subsequently, on December 26, 2022, the amount in Missouri East was lowered to $29.9. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2024 contributions to Spire Missouri’s pension plans through March 31, 2024 were $5.0 to the qualified trusts and none to non-qualified plans. Fiscal 2024 contributions to the Spire Alabama pension plans through March 31, 2024 were $5.4. Contributions totaling $16.6 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2024. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2024 are anticipated to be $11.0.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Spire
Service cost – benefits earned during the period	$1.0	$1.2	$2.1	$2.4
Interest cost on accumulated postretirement benefit obligation	2.4	2.2	4.5	4.3
Expected return on plan assets	(4.2)	(3.9)	(8.2)	(7.8)
Amortization of prior service cost	0.1	—	0.2	0.1
Amortization of actuarial gain	(1.1)	(1.1)	(2.1)	(2.1)
Subtotal	(1.8)	(1.6)	(3.5)	(3.1)
Regulatory adjustment	0.3	0.2	0.5	0.3
Net postretirement benefit income	$(1.5)	$(1.4)	$(3.0)	$(2.8)

Spire Missouri
Service cost – benefits earned during the period	$0.9	$1.0	$1.8	$2.0
Interest cost on accumulated postretirement benefit obligation	1.7	1.7	3.3	3.3
Expected return on plan assets	(2.7)	(2.7)	(5.4)	(5.3)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of actuarial gain	(0.9)	(0.8)	(1.8)	(1.6)
Subtotal	(0.9)	(0.7)	(1.8)	(1.3)
Regulatory adjustment	0.7	0.7	1.3	1.3
Net postretirement benefit income	$(0.2)	$—	$(0.5)	$—

Spire Alabama
Service cost – benefits earned during the period	$0.1	$0.1	$0.3	$0.3
Interest cost on accumulated postretirement benefit obligation	0.6	0.5	1.1	0.9
Expected return on plan assets	(1.3)	(1.3)	(2.6)	(2.5)
Amortization of prior service credit	—	(0.1)	(0.1)	(0.2)
Amortization of actuarial gain	(0.1)	(0.2)	(0.1)	(0.3)
Subtotal	(0.7)	(1.0)	(1.4)	(1.8)
Regulatory adjustment	(0.5)	(0.4)	(0.9)	(0.9)
Net postretirement benefit income	$(1.2)	$(1.4)	$(2.3)	$(2.7)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2024 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

10. INFORMATION BY OPERATING SEGMENT

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

Accounting policies are described in Note 1, Summary of Significant Accounting Policies. Intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage, storage services from Spire Storage to Spire Missouri and Spire Marketing, and natural gas transportation services provided by Spire STL Pipeline and Spire MoGas Pipeline to Spire Missouri and Spire Marketing.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2024
Revenues from external customers	$1,072.4	$46.0	$10.0	$0.1	$—	$1,128.5
Intersegment revenues	0.3	—	11.5	4.0	(15.8)	—
Total Operating Revenues	1,072.7	46.0	21.5	4.1	(15.8)	1,128.5
Depreciation and amortization expense	65.4	0.4	3.0	0.1	—	68.9
Interest expense	38.3	—	2.0	22.3	(10.4)	52.2
Income tax expense (benefit)	41.7	7.6	1.5	(1.4)	—	49.4
Net economic earnings (loss)	188.0	15.5	3.8	(10.7)	—	196.6
Capital expenditures	137.3	—	46.0	—	(0.5)	182.8

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2023
Revenues from external customers	$1,054.4	$60.6	$8.2	$0.2	$—	$1,123.4
Intersegment revenues	0.1	—	8.3	3.9	(12.3)	—
Total Operating Revenues	1,054.5	60.6	16.5	4.1	(12.3)	1,123.4
Depreciation and amortization expense	60.2	0.4	2.0	—	—	62.6
Interest expense	35.5	—	1.9	17.0	(7.2)	47.2
Income tax expense (benefit)	38.9	0.8	1.5	(0.3)	—	40.9
Net economic earnings (loss)	183.9	21.8	4.2	(10.7)	—	199.2
Capital expenditures	143.7	—	9.3	—	—	153.0

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2024
Revenues from external customers	$1,787.6	$82.3	$15.0	$0.2	$—	$1,885.1
Intersegment revenues	0.3	—	21.4	8.0	(29.7)	—
Total Operating Revenues	1,787.9	82.3	36.4	8.2	(29.7)	1,885.1
Depreciation and amortization	129.6	0.8	5.3	0.2	—	135.9
Interest Expense	77.3	—	3.8	46.3	(24.6)	102.8
Income tax expense (benefit)	57.4	11.4	2.1	(0.5)	—	70.4
Net Economic Earnings (Loss)	263.8	22.7	6.2	(13.4)	—	279.3
Capital expenditures	312.2	—	98.0	—	(0.9)	409.3

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2023
Revenues from external customers	$1,787.4	$134.7	$15.0	$0.3	$—	$1,937.4
Intersegment revenues	0.1	—	16.7	7.8	(24.6)	—
Total Operating Revenues	1,787.5	134.7	31.7	8.1	(24.6)	1,937.4
Depreciation and amortization	119.9	0.7	3.9	0.2	—	124.7
Interest Expense	67.6	—	3.8	36.5	(17.1)	90.8
Income tax expense (benefit)	51.3	11.3	2.9	(3.0)	—	62.5
Net Economic Earnings (Loss)	246.8	47.5	8.0	(18.0)	—	284.3
Capital expenditures	290.0	0.2	17.0	0.6	—	307.8

The following table reconciles the Company’s net economic earnings (loss) to net income (loss).

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net Income	$204.3	$179.2	$289.4	$270.2
Adjustments, pre-tax:
Fair value and timing adjustments	(10.2)	26.6	(15.4)	18.8
Acquisition activities	—	—	1.9	—
Income tax adjustments	2.5	(6.6)	3.4	(4.7)
Net Economic Earnings	$196.6	$199.2	$279.3	$284.3

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2024	2023	2023
Total Assets:
Gas Utility	$8,646.3	$8,486.7	$8,317.6
Gas Marketing	191.4	332.0	335.0
Midstream	845.2	574.3	506.2
Other	2,467.2	2,533.3	1,959.1
Eliminations	(1,438.7)	(1,612.7)	(1,068.9)
Total Assets	$10,711.4	$10,313.6	$10,049.0

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2024, are estimated at $2,107.5, $1,553.2, and $383.9 for the Company, Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

A consolidated subsidiary of Spire is a limited partner in Inter-Atlantic Energy Capital Ventures, L.P., an unconsolidated partnership focusing on sustainability initiatives largely tied to the natural gas utility sector. Spire committed to contribute a total of $10.0 of capital to the partnership as and when requested by the general partner. As of March 31, 2024, the remaining unfunded commitment was $4.6.

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

Midstream

Spire’s midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”), Spire STL Pipeline LLC (“Spire STL Pipeline”), Spire MoGas Pipeline. Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility, and its operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire MoGas Pipeline (or simply “MoGas”), a 263-mile FERC-regulated natural gas pipeline and a connected 75-mile gas distribution system in Missouri, was acquired by Spire Midstream LLC, a subsidiary of Spire, on January 19, 2024. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. Spire Storage West, located in Wyoming, consists of two storage fields operating under one FERC market-based rate tariff, while Spire Storage Salt Plains, acquired on April 1, 2023 and located in Oklahoma, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

EARNINGS – THREE MONTHS ENDED March 31, 2024

This section contains discussion and analysis of the results for the three months ended March 31, 2024 compared to the results for the three months ended March 31, 2023, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended March 31, 2024
Net Income (Loss) [GAAP]	$188.3	$22.9	$3.8	$(10.7)	$204.3	$3.58
Adjustments, pre-tax:
Fair value and timing adjustments	(0.4)	(9.8)	—	—	(10.2)	(0.17)
Income tax adjustments*	0.1	2.4	—	—	2.5	0.04
Net Economic Earnings (Loss) [Non-GAAP]	$188.0	$15.5	$3.8	$(10.7)	$196.6	$3.45

Three Months Ended March 31, 2023
Net Income (Loss) [GAAP]	$183.5	$2.2	$4.2	$(10.7)	$179.2	$3.33
Adjustments, pre-tax:
Fair value and timing adjustments	0.5	26.1	—	—	26.6	0.50
Income tax adjustments*	(0.1)	(6.5)	—	—	(6.6)	(0.13)
Net Economic Earnings (Loss) [Non-GAAP]	$183.9	$21.8	$4.2	$(10.7)	$199.2	$3.70

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2024
Operating Income (Loss) [GAAP]	$261.8	$30.0	$7.4	$(0.6)	$—	$298.6
Operation and maintenance expenses	121.6	6.2	9.4	4.7	(4.1)	137.8
Depreciation and amortization	65.4	0.4	3.0	0.1	—	68.9
Taxes, other than income taxes	80.7	0.5	1.1	(0.1)	0.2	82.4
Less: Gross receipts tax expense	(59.9)	(0.1)	—	—	—	(60.0)
Contribution Margin [Non-GAAP]	469.6	37.0	20.9	4.1	(3.9)	527.7
Natural gas costs	543.2	8.9	0.6	—	(11.9)	540.8
Gross receipts tax expense	59.9	0.1	—	—	—	60.0
Operating Revenues	$1,072.7	$46.0	$21.5	$4.1	$(15.8)	$1,128.5

Three Months Ended March 31, 2023
Operating Income (Loss) [GAAP]	$251.3	$2.4	$7.5	$(0.9)	$—	$260.3
Operation and maintenance expenses	119.3	5.7	6.2	4.9	(4.0)	132.1
Depreciation and amortization	60.2	0.4	2.0	—	—	62.6
Taxes, other than income taxes	80.4	0.6	0.8	0.1	—	81.9
Less: Gross receipts tax expense	(60.0)	(0.2)	—	—	—	(60.2)
Contribution Margin [Non-GAAP]	451.2	8.9	16.5	4.1	(4.0)	476.7
Natural gas costs	543.3	51.5	—	—	(8.3)	586.5
Gross receipts tax expense	60.0	0.2	—	—	—	60.2
Operating Revenues	$1,054.5	$60.6	$16.5	$4.1	$(12.3)	$1,123.4

Select variances for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2024 Versus Fiscal 2023	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$4.8	$20.7	$(0.4)	$—	$25.1
Net Economic Earnings [Non-GAAP]	4.1	(6.3)	(0.4)	—	(2.6)
Operating Revenues	18.2	(14.6)	5.0	(3.5)	5.1
Contribution Margin [Non-GAAP]	18.4	28.1	4.4	0.1	51.0
Operation and Maintenance Expenses	2.3	0.5	3.2	(0.3)	5.7
Interest Expense					5.0
Other Income					0.3
Income Tax					8.5

The increase in interest expense reflects the increase in interest rates on both short-term and long-term debt. Weighted-average short-term interest rates were 5.8% in the current-year quarter versus 5.0% in the prior-year quarter.

Other income increased $0.3 versus the prior-year quarter as favorable mark-to-market valuations on unqualified retirement and investment trusts more than offset declining inventory carrying cost credits at Spire Missouri.

The increase in income taxes reflects the increase in pre-tax book income and mix.

Gas Utility

For the quarter ended March 31, 2024, Gas Utility net income was $4.8 higher than the corresponding prior-year period, reflecting strong financial performance of the Southeast Utilities, which more than offset the $6.9 decrease at Spire Missouri. Net economic earnings in the current year were $4.1 higher than the prior year, which tracks the net income trend. These results are described in further detail below.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	$38.6
Spire Missouri – Off-system sales and capacity release	7.8
Spire Alabama – RSE adjustments, net	6.4
Missouri Utilities – Infrastructure System Replacement Surcharge ("ISRS")	5.4
Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery) due to volume	(33.0)
Spire Missouri – Volumetric usage (net of weather mitigation)	(8.6)
All other factors	1.6
Total Variation	$18.2

The primary driver of the current year increase in revenue was the $38.6 incremental impact of the Spire Alabama customer charge reset, in combination with off-system sales growth at Spire Missouri, favorable RSE adjustments at Spire Alabama, and higher current year ISRS billings at Spire Missouri. These favorable impacts were partly offset by the impacts of weather in Spire Missouri’s territory. Lower weather-driven volumes in Spire Missouri reduced gas cost recoveries by $28.6 and customer usage by $8.6 in the current-year quarter.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	$10.3
Spire Alabama – RSE adjustments, net	6.4
Spire Missouri – ISRS	5.4
Spire EnergySouth	3.4
Spire Missouri – Volumetric usage (net of weather mitigation)	(8.6)
All other factors	1.5
Total Variation	$18.4

Contribution margin increased $18.4 versus the prior-year quarter. Contribution margin benefited from the $10.3 increase attributable to the implementation of the Spire Alabama customer charge reset, the $6.4 favorable RSE adjustment at Spire Alabama, and $5.4 Spire Missouri ISRS growth, combined with the $3.4 increase at Spire EnergySouth. These positive impacts more than offset the $8.6 negative volume usage impact (net of weather mitigation) experienced by Spire Missouri in the current-year quarter.

O&M expenses for the three months ended March 31, 2024, were $2.3 higher than the prior-year quarter. The Gas Utility segment O&M increase reflects higher employee and benefit costs in the current-year quarter. These unfavorable impacts were only partly offset by ongoing current-year efficiency initiatives that have lowered expense levels for non-payroll operations expense and reduced outside service costs.

Taxes, other than income taxes, increased $0.3, primarily due to higher property and real estate taxes. Depreciation and amortization expenses for the quarter ended March 31, 2024 were $5.2 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense increased $2.8 to $38.3 primarily due to higher rates. The benefit of carrying cost credits decreased $1.5 quarter over quarter.

Gas Marketing

The $6.3 quarter-over-quarter decline in net economic earnings primarily reflects favorable market conditions in the prior year that did not recur this year. Current year market conditions reflect the abundance of natural gas supplies and warmer weather, which reduced commodity and basis volatility. Net income's inclusion of $27.0 (after-tax) favorable mark-to-market activity more than offset the decline in business conditions.

Revenues in the current quarter decreased $14.6. Contribution margin increased $28.1 versus the prior-year quarter, reflecting the $35.9 (pre-tax) favorable mark-to-market activity. Excluding this impact, contribution margin declined $7.8, reflecting the lower current-year asset optimization opportunities outlined above. O&M expenses were relatively stable versus the prior year, with a $0.5 quarter-over-quarter increase.

Midstream

Net income and net economic earnings for the Company’s Midstream segment for the quarter ended March 31, 2024 versus the prior-year quarter decreased $0.4. This reduction in net income and net economic earnings was driven by a decrease of $3.1 attributable to Spire Storage West, which benefited from more favorable market conditions in the prior year when it was able to optimize storage operations and commitments. This decrease was mostly offset by the incremental earnings related to the Spire Storage Salt Plains (April 2023) and Spire MoGas (January 2024) acquisitions.

Revenues in the current quarter increased $5.0 versus the prior-year quarter, and O&M expenses increased by $3.2 quarter-over-quarter, due primarily to timing of expenses and current-year quarter including the impacts of the Spire Storage Salt Plains and Spire MoGas acquisitions.

Other

The Company’s other activities generated a $10.7 loss in the three months ended March 31, 2024, in line with prior-year quarter results, as higher interest expense in the current year was offset by lower corporate costs.

Spire Missouri

	Three Months Ended March 31,
	2024	2023
Operating Income [GAAP]	$141.3	$147.5
Operation and maintenance expenses	78.6	77.4
Depreciation and amortization	43.1	39.2
Taxes, other than income taxes	59.8	61.2
Less: Gross receipts tax expense	(44.0)	(45.6)
Contribution Margin [Non-GAAP]	278.8	279.7
Natural gas costs	443.7	465.7
Gross receipts tax expense	44.0	45.6
Operating Revenues	$766.5	$791.0
Net Income	$105.2	$112.1

Revenues for the quarter ended March 31, 2024 were $24.5 lower than the comparable prior-year period. Lower weather-driven volumes reduced gas cost recoveries by $28.6 and customer usage by $8.6 in the current-year quarter.  These negative impacts were only partly offset by an increase of $7.8 attributable to higher off-system sales and $5.4 incremental ISRS revenues in the current-year quarter.

Contribution margin for the three months ended March 31, 2024 decreased $0.9 from the same period in the prior year, as ISRS billings and slightly higher margins on off-system sales and miscellaneous revenues were more than offset by the $8.6 usage decline primarily attributable to the warmer weather.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2024, were 15.2% warmer than normal, and 2.1% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 640.7 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 657.8 million CCF for the same period in the prior year. Total off-system volume sold and transported were 21.6 million CCF for the current-year quarter, compared with 1.2 million CCF a year ago.

O&M expenses for the current-year quarter increased $1.2 versus the prior-year quarter. The increase reflects higher employee and benefit costs in the current-year quarter. These unfavorable impacts were only partly offset by ongoing current-year efficiency initiatives that have lowered expense levels for non-payroll operations expense and reductions in outside service costs, combined with lower bad expense.

Depreciation and amortization expenses increased $3.9 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, decreased $1.4, primarily driven by lower pass-through gross receipts taxes.

Other income declined by 0.2 versus the prior-year quarter, as favorable mark-to-market valuations on unqualified retirement trusts were more than offset by the decrease in inventory carrying cost credits of $1.5. Interest expense increased $3.1, primarily reflecting higher average short-term debt levels and higher short-term interest rates in the current year.

Resulting net income for the quarter ended March 31, 2024 decreased $6.9 versus the prior-year quarter.

Spire Alabama

	Three Months Ended March 31,
	2024	2023
Operating Income [GAAP]	$102.4	$88.9
Operation and maintenance expenses	35.4	34.5
Depreciation and amortization	18.2	17.0
Taxes, other than income taxes	17.9	16.1
Less: Gross receipts tax expense	(14.1)	(12.6)
Contribution Margin [Non-GAAP]	159.8	143.9
Natural gas costs	85.6	61.8
Gross receipts tax expense	14.1	12.6
Operating Revenues	$259.5	$218.3
Net Income	$70.7	$60.0

Operating revenues for the three months ended March 31, 2024 increased $41.2 from the same period in the prior year. The increase in operating revenue was principally due to the $38.6 impact of the current year customer usage charge reset, combined with favorable RSE adjustments of $6.4. These favorable impacts were only partly offset by a $4.4 decrease in gas cost recovery.

Contribution margin was $15.9 higher versus the prior-year quarter, driven by the customer usage charge reset benefit of $10.3 and $6.4 favorable net rate adjustments under the RSE mechanism. This increase was slightly offset by a $0.9 decrease attributable to lower off-system sales.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2024, were 9.5% warmer than normal, but 25.0% colder than a year ago. Spire Alabama’s total system volume sold and transported were 322.7 million CCF for the three months ended March 31, 2024, compared with 295.6 million CCF for the same period in the prior year. Total off-system volume sold and transported were 7.4 million CCF for the current-year quarter, compared with 13.4 million CCF off-system volume sold and transported in last year’s second quarter.

O&M expenses for the three months ended March 31, 2024 increased $0.9 versus the prior-year quarter as lower non-employee operating expenses and reductions of outside service costs were offset by higher benefit costs and higher bad debt expense.

Depreciation and amortization expenses were up $1.2, the result of continued investment in infrastructure upgrades. Interest expense for the current-year quarter decreased $0.7 versus the prior-year quarter, primarily the result of lower short-term borrowings more than offsetting higher short-term interest rates.

For the quarter ended March 31, 2024, resulting net income increased $10.7 versus the prior-year quarter.

EARNINGS – six months ended March 31, 2024

This section contains discussion and analysis of the results for the six months ended March 31, 2024 compared to the results for the six months ended March 31, 2023, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Six Months Ended March 31, 2024
Net Income (Loss) [GAAP]	$263.8	$34.3	$4.7	$(13.4)	$289.4	$5.14
Adjustments, pre-tax:
Fair value and timing adjustments	—	(15.4)	—	—	(15.4)	(0.27)
Acquisition activities	—	—	1.9	—	1.9	0.03
Income tax effect of adjustments*	—	3.8	(0.4)	—	3.4	0.06
Net Economic Earnings (Loss) [Non-GAAP]	$263.8	$22.7	$6.2	$(13.4)	$279.3	$4.96

Six Months Ended March 31, 2023
Net Income (Loss) [GAAP]	$246.4	$33.8	$8.0	$(18.0)	$270.2	$4.99
Adjustments, pre-tax:
Fair value and timing adjustments	0.5	18.3	—	—	18.8	0.36
Income tax effect of adjustments*	(0.1)	(4.6)	—	—	(4.7)	(0.09)
Net Economic Earnings (Loss) [Non-GAAP]	$246.8	$47.5	$8.0	$(18.0)	$284.3	$5.26

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2024
Operating Income (Loss) [GAAP]	$384.1	$44.7	$10.7	$(1.7)	$—	$437.8
Operation and maintenance expenses	238.3	10.6	18.0	9.7	(8.1)	268.5
Depreciation and amortization	129.6	0.8	5.3	0.2	—	135.9
Taxes, other than income taxes	132.3	0.8	1.8	—	0.2	135.1
Less: Gross receipts tax expense	(90.9)	(0.2)	—	—	—	(91.1)
Contribution Margin [Non-GAAP]	793.4	56.7	35.8	8.2	(7.9)	886.2
Natural gas costs	903.6	25.4	0.6	—	(21.8)	907.8
Gross receipts tax expense	90.9	0.2	—	—	—	91.1
Operating Revenues	$1,787.9	$82.3	$36.4	$8.2	$(29.7)	$1,885.1

Six Months Ended March 31, 2023
Operating Income (Loss) [GAAP]	$353.2	$43.8	$14.6	$(1.1)	$—	$410.5
Operation and maintenance expenses	239.2	12.0	12.0	8.9	(7.9)	264.2
Depreciation and amortization	119.9	0.7	3.9	0.2	—	124.7
Taxes, other than income taxes	130.3	0.7	1.2	0.1	—	132.3
Less: Gross receipts tax expense	(90.4)	(0.2)	—	—	—	(90.6)
Contribution Margin [Non-GAAP]	752.2	57.0	31.7	8.1	(7.9)	841.1
Natural gas costs	944.9	77.5	—	—	(16.7)	1,005.7
Gross receipts tax expense	90.4	0.2	—	—	—	90.6
Operating Revenues	$1,787.5	$134.7	$31.7	$8.1	$(24.6)	$1,937.4

Select variances for the  six months ended March 31, 2024 compared to the  six months ended March 31, 2023 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2024 Versus Fiscal 2023	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$17.4	$0.5	$(3.3)	$4.6	$19.2
Net Economic Earnings [Non-GAAP]	17.0	(24.8)	(1.8)	4.6	(5.0)
Operating Revenues	0.4	(52.4)	4.7	(5.0)	(52.3)
Contribution Margin [Non-GAAP]	41.2	(0.3)	4.1	0.1	45.1
Operation and Maintenance Expenses	(0.9)	(1.4)	6.0	0.6	4.3
Interest Expense					12.0
Other Income					11.8
Income Tax					7.9

The increase in interest expense reflects higher average interest rates and higher average balances on long-term debt versus the prior year. Further, weighted-average short-term interest rates were 5.8% in the current-year period versus 4.7% in the prior-year period.

Other income increased $11.8. Of this increase, $8.2 was the result of a gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring, resulting in the discontinuation of hedge accounting. The remaining variance was primarily attributable to inventory carrying cost credits at Spire Missouri, combined with favorable mark-to-market valuations on unqualified retirement and investment trusts.

The change in income taxes is materially consistent with the change in pre-tax book income combined with a slight increase in the effective tax rate, as certain benefits in the prior year did not recur.

Gas Utility

For the six months ended March 31, 2024, Gas Utility net income was $17.4 higher than the prior-year period, primarily reflecting stronger financial performance across the Southeast utilities, and to a lesser extent, growth at Spire Missouri. Net economic earnings in the current year was $17.0 higher than the prior year, which tracks the net income trend. These results are described in further detail below.

The $0.4 increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery) due to volume	$(53.5)
Spire Missouri – Volumetric usage (net of weather mitigation)	(13.6)
Spire Missouri – 2022 rate case outcomes	22.9
Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	21.8
Spire Alabama – RSE adjustments, net	10.4
Spire Missouri – Off-system sales and capacity release	6.9
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	5.6
All other factors	(0.1)
Total Variation	$0.4

The current year is benefiting from a $22.9 increase from Spire Missouri reflecting the final quarterly impact of implementing the 2022 rate order, $21.8 incremental revenues resulting from the reset of the Spire Alabama per customer usage charge (net of weather adjustment), favorable Spire Alabama RSE adjustments totaling $10.4, and increases in off-system sales and ISRS of $6.9 and $5.6, respectively, at Spire Missouri. These benefits were mostly offset due to weather impacts. Warmer weather across our utility footprint in the current year negatively impacted both gas cost recoveries and customer usage, particularly for Spire Missouri. Spire Missouri realized $51.8 lower gas cost recoveries in the current year, as the current year lower volumes more than offset the higher PGA rates being charged to customers. Spire Missouri also experienced lower volumetric usage totaling $13.6 in the current-year quarter.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2022 rate case outcomes	$22.9
Spire Alabama – RSE adjustments, net	10.3
Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	9.8
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	5.6
Spire Missouri – Volumetric usage (net of weather mitigation)	(13.6)
All other factors	6.2
Total Variation	$41.2

Contribution margin increased $41.2 versus the prior year. The $22.9 increase attributable to the implementation of the 2022 Missouri rate case order, $10.3 favorable RSE adjustment at Spire Alabama, $9.8 growth resulting from the reset of the Spire Alabama per customer usage charge (net of weather adjustment) and $5.6 increase in ISRS combined to more than offset the $13.6 negative volume usage impact (net of weather mitigation) experienced by Spire Missouri in the current year.

O&M expenses for the six months ended March 31, 2024 were $0.9 lower than the prior year. The Gas Utility segment O&M decrease reflects lower operations expense, and reductions in outside service costs. These favorable benefits were only partly offset by higher employee-related costs.

Taxes, other than income taxes, increased $2.0, primarily due to higher property and real estate taxes. Depreciation and amortization expenses for the six months ended March 31, 2024 were $9.7 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense increased $9.7 to $77.3 reflecting higher average net debt levels and slightly higher short-term interest rates. Other income increased $2.3 in the current year, primarily the result of favorable mark-to-market valuations on unqualified retirement trusts.

Gas Marketing

The $24.8 year-over-year decline in net economic earnings primarily reflects very favorable market conditions in the prior year that did not recur this year. Net income's inclusion of $25.3 (after-tax) favorable mark-to-market activity more than offset the decline in business conditions.

Revenues in the current year decreased $52.4 and contribution margin decreased $34.0 (after removing the $33.7 pre-tax favorable mark-to-market activity) versus the prior-year period, reflecting the lower current-year asset optimization opportunities outlined above. Operating expenses decreased by $1.4 year-over-year, due primarily lower employee-related costs.

Midstream

Net income and net economic earnings for the Company’s Midstream segment for the six months ended March 31, 2024 versus the prior-year period decreased $3.3 and $1.8, respectively. The benefits of the Spire Storage Salt Plains and MoGas acquisitions were more than offset by the $4.0 reduction in net income and net economic earnings at Spire Storage West, which benefited from more favorable market conditions in the prior year when it was able to optimize storage operations and commitments. Net income was also impacted by $1.5 (after-tax) in acquisition transaction expenses incurred in the current year relating to the acquisition of MoGas.

Revenues in the current year increased $4.7 versus the prior-year period, due primarily to the acquisitions of Spire Storage Salt Plains and MoGas offsetting lower Spire Storage West revenues attributable primarily to the previously mentioned more favorable market conditions in the prior year. O&M expenses increased by $6.0 year-over-year, due primarily to operating expenses associated with the before-mentioned acquisitions, combined with transaction costs related to MoGas.

Other

The Company’s other activities generated a $13.4 loss in the six months ended March 31, 2024, $4.6 lower than the prior-year period. The improved results were driven by the current-year $8.2 gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring, resulting in the discontinuation of hedge accounting. This gain more than offset higher interest expense and slightly higher corporate costs in the current year.

Spire Missouri

	Six Months Ended March 31,
	2024	2023
Operating Income [GAAP]	$228.6	$219.9
Operation and maintenance expenses	153.5	154.5
Depreciation and amortization	85.2	77.8
Taxes, other than income taxes	98.3	97.6
Less: Gross receipts tax expense	(66.5)	(67.7)
Contribution Margin [Non-GAAP]	499.1	482.1
Natural gas costs	736.3	782.4
Gross receipts tax expense	66.5	67.7
Operating Revenues	$1,301.9	$1,332.2
Net Income	$162.2	$159.4

Revenues for the six months ended March 31, 2024 were $30.3 lower than the comparable prior-year period. A key driver was a decrease in gas recovery (PGA) totaling $51.8. Higher rates in the current year were more than offset by lower volumetric usage. This lower volume usage decreased revenues versus the prior year by $13.6. These negative impacts were only partly offset by an increase of $22.9 attributable to the impact of the 2022 rate order (new rates became effective the last week of December 2022) and higher off-system sales and ISRS of $6.9 and $5.6, respectively.

Contribution margin for the six months ended March 31, 2024 increased $17.0 from the same period in the prior year. The previously mentioned timing of the 2022 rate case implementation generated $22.9 incremental contribution combined with $5.6 higher ISRSA more than offset the $13.6 impact of lower volumes.

Degree days in Spire Missouri’s service areas during the six months ended March 31, 2024, were 16.7% warmer than normal, and 9.2% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 1,090.4 million CCF for the current-year period, compared with 1,215.9 million CCF for the prior-year period. Total off-system volume sold and transported were 23.8 million CCF for the current-year, compared with 3.9 million CCF a year ago.

Reported O&M expenses for the current-year quarter decreased $1.0 versus the prior year. The reduction of current year O&M was driven by non-payroll operations expense, lower outside services costs, and lower bad debt expense. These lower expenditure levels in the current year were only partly offset by higher employee related expenses and higher benefit claims expense.

Depreciation and amortization expenses increased $7.4 versus the prior-year period due to ongoing capital investments. Taxes, other than income taxes, increased $0.7, as higher property taxes in the current year were mostly offset by lower pass-through gross receipts taxes.

Other income improved by $2.0. This variance is primarily attributable to favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $9.0, reflecting higher short-term interest rates in the current year and the $400 in long-term debt that was issued in the prior-year second quarter.

Resulting net income for the six months ended March 31, 2024 increased $2.8 versus the prior-year comparable period.

Spire Alabama

	Six Months Ended March 31,
	2024	2023
Operating Income [GAAP]	$126.4	$109.2
Operation and maintenance expenses	69.6	69.6
Depreciation and amortization	36.1	34.0
Taxes, other than income taxes	28.1	26.7
Less: Gross receipts tax expense	(21.0)	(19.4)
Contribution Margin [Non-GAAP]	239.2	220.1
Natural gas costs	141.4	131.2
Gross receipts tax expense	21.0	19.4
Operating Revenues	$401.6	$370.7
Net Income	$81.8	$69.2

Operating revenues for the six months ended March 31, 2024 increased $30.9 from the same period in the prior year. The increase in operating revenue was principally due to the $21.8 impact of the current year customer usage charge reset net of weather adjustments, combined with favorable RSE adjustments of $10.4. These favorable impacts were only partly offset by a $1.7 decrease in gas cost recovery.

Contribution margin was $19.1 higher versus the prior-year comparable period, primarily driven by $10.3 favorable net rate adjustments under the RSE mechanism and $9.8 relating to the customer usage charge reset (net of weather adjustments). This increase was slightly offset by a $0.8 decrease attributable to lower off-system sales.

As measured in degree days, temperatures in Spire Alabama’s service area during the six months ended March 31, 2024, were 10.6% warmer than normal, but 15.3% colder than a year ago. Spire Alabama’s total system volume sold and transported were 552.0 million CCF for the six months ended March 31, 2024, compared with 547.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 33.9 million CCF for the current year, compared with 28.0 million CCF off-system volume sold and transported in last year’s comparable period.

O&M expenses for the six months ended March 31, 2024 were flat versus the comparable prior-year period, as lower employee-related costs and lower non-employee operating expenses, were offset by higher insurance and bad debt expense.

Depreciation and amortization expenses were up $2.1, the result of continued investment in infrastructure upgrades. Interest expense for the current-year period increased $0.3 versus the prior-year period, primarily the result of higher short-term interest rates.

For the six months ended March 31, 2024, resulting net income increased $12.6 versus the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Six Months Ended March 31,
Cash Flow Summary	2024	2023
Net cash provided by operating activities	$559.4	$179.9
Net cash used in investing activities	(583.9)	(340.7)
Net cash provided by financing activities	45.1	161.5

For the six months ended March 31, 2024, net cash from operating activities improved $379.5 from the corresponding period of fiscal 2023. The key drivers of the favorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section, particularly the prior-year decreases in accounts payable and inventories and the current-year decrease in net regulatory assets.

For the six months ended March 31, 2024, net cash used in investing activities was $243.2 greater than for the same period in the prior year. Payments for business acquisitions (net of cash acquired) were $177.4 for MoGas this year and $37.1 for Spire Storage Salt Plains last year. Total capital expenditures were $101.5 higher than last year, with a $22.2 spending increase in the Utilities and an $81.0 increase for Midstream (Spire Storage West expansion).

Lastly, for the six months ended March 31, 2024, net cash provided by financing activities decreased $116.4 versus the six months ended March 31, 2023. In the first half of fiscal 2024, there was a $151.1 reduction of debt, while debt increased $247.3 in the first half of fiscal 2023. The relative cash outflow of those changes was only partially offset by the increase in stock issuance this year. Cash from the issuance of common stock in the current-year period included the $112.2 settlement of forward sales under its ATM program and the $175 settlement of equity units, described in Note 4 of the Notes to Financial Statements in Item 1.

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

Spire’s material cash requirements as of March 31, 2024, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. There were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Total Company capital expenditures are planned to be $800 for fiscal 2024.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2024, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade, with a negative outlook (other than Moody’s stable outlook for Spire Inc. and Spire Missouri).

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB+	Baa2
Spire Inc. preferred stock	BBB	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	A-	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of March 31, 2024.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 6, Financing, of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At March 31, 2024, Spire had outstanding principal of long-term debt totaling $3,751.1, of which $1,798.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $223.1 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 6, Financing, of the Notes to Financial Statements in Item 1.

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

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 230,971 and 225,054 shares at March 31, 2024 and April 28, 2024, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

For more information about the issuance of common stock, including Spire's “at-the-market” (ATM) equity distribution agreement and the settlement of equity units, see Note 4, Shareholders’ Equity, of the Notes to Financial Statements in Item 1.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 48% and 44% equity at March 31, 2024 and September 30, 2023, respectively.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the six months ended March 31, 2024.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2024, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At March 31, 2024, the following swaps were outstanding:

Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2024 Mark-to-Market (Loss) Gain	Net Asset
Quarter 1, fiscal 2022	10	$50.0	1.4918%	$(1.3)	$8.4
Quarter 2, fiscal 2022	10	75.0	1.6475%	(1.9)	11.7
Quarter 2, fiscal 2022	10	25.0	1.7460%	(0.6)	3.7
Quarter 1, fiscal 2023	10	50.0	3.4480%	(1.6)	0.9
Quarter 3, fiscal 2023	10	25.0	2.9020%	(0.7)	1.5
Quarter 3, fiscal 2023	10	25.0	3.0180%	(0.8)	1.2
Quarter 1, fiscal 2024	10	25.0	3.5250%	0.3	0.3
Quarter 1, fiscal 2024	10	25.0	3.5350%	0.3	0.3
Quarter 1, fiscal 2024	10	25.0	3.4500%	0.5	0.5
Quarter 1, fiscal 2024	10	25.0	3.4000%	0.5	0.5
		$350.0		$(5.3)	$29.0

As of March 31, 2024, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $29.0 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	897	$63.68	—	—
February 1, 2024 – February 29, 2024	—	—	—	—
March 1, 2024 – March 31, 2024	85	59.61	—	—
Total	982	63.33	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2024, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended March 31, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
4.1*	Third Supplemental Indenture, dated as of February 12, 2024, between Spire Inc. and Regions Bank, as successor Trustee to UMB Bank & Trust, N.A.; filed as Exhibit 4.2 to Spire Inc.’s Current Report on Form 8-K on February 12, 2024.
4.2*	Form of 5.300% Senior Notes due 2026 (included in Exhibit 4.1).
4.3*	Securities Purchase and Registration Rights Agreement, dated February 5, 2024, among Spire Inc. and the several purchasers named in Schedule A thereto; filed as Exhibit 1.1 to Spire Inc.’s Current Report on Form 8-K on February 9, 2024.
10.1*	Loan Agreement, dated January 3, 2024, among Spire Missouri Inc., U.S. Bank National Association, as the administrative agent, and the lenders party thereto; filed as Exhibit 10.1 to Spire Inc. and Spire Missouri Inc.’s Current Report on Form 8-K on January 3, 2024.
10.2*	Third Letter Agreement to the Equity Distribution Agreement of the Company, dated as of February 6, 2024, filed as Exhibit 1.1 to Spire Inc.’s Current Report on Form 8-K on February 6, 2024.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

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

Spire Inc.

Date:	May 1, 2024	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 1, 2024	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	May 1, 2024	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)