Form 10-Q
period 2024-06-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2024-07-31
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 28, 2024, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	57,750,474
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,855
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Operating Revenues	$414.1	$418.5	$2,299.2	$2,355.9
Operating Expenses:
Natural gas	140.9	169.8	1,048.7	1,175.5
Operation and maintenance	126.7	125.5	395.2	389.7
Depreciation and amortization	71.4	64.3	207.3	189.0
Taxes, other than income taxes	44.4	46.9	179.5	179.2
Total Operating Expenses	383.4	406.5	1,830.7	1,933.4
Operating Income	30.7	12.0	468.5	422.5
Interest Expense, Net	48.8	46.7	151.6	137.5
Other Income, Net	2.4	6.3	27.2	19.3
(Loss) Income Before Income Taxes	(15.7)	(28.4)	344.1	304.3
Income Tax (Benefit) Expense	(3.1)	(6.8)	67.3	55.7
Net (Loss) Income	(12.6)	(21.6)	276.8	248.6
Provision for preferred dividends	3.7	3.7	11.1	11.1
(Loss) income allocated to participating securities	—	(0.1)	0.4	0.4
Net (Loss) Income Available to Common Shareholders	$(16.3)	$(25.2)	$265.3	$237.1

Weighted Average Number of Common Shares Outstanding:
Basic	57.7	52.5	55.6	52.5
Diluted	57.7	52.5	55.7	52.6
Basic (Loss) Earnings Per Common Share	$(0.28)	$(0.48)	$4.77	$4.52
Diluted (Loss) Earnings Per Common Share	$(0.28)	$(0.48)	$4.76	$4.51

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net (Loss) Income	$(12.6)	$(21.6)	$276.8	$248.6
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	4.3	7.6	(2.0)	(2.2)
Amounts reclassified into regulatory liabilities	—	—	—	(17.5)
Amounts reclassified into net income	(1.7)	(0.8)	(11.3)	(1.6)
Net gain (loss) on cash flow hedging derivative instruments	2.6	6.8	(13.3)	(21.3)
Net gain on defined benefit pension and other postretirement plans	1.0	—	1.1	0.2
Net unrealized gain on available for sale securities	—	0.1	0.1	0.1
Other Comprehensive Income (Loss), Before Tax	3.6	6.9	(12.1)	(21.0)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	0.6	1.6	(3.1)	(5.0)
Other Comprehensive Income (Loss), Net of Tax	3.0	5.3	(9.0)	(16.0)
Comprehensive (Loss) Income	$(9.6)	$(16.3)	$267.8	$232.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2024	2023	2023
ASSETS
Utility Plant	$8,612.9	$8,210.1	$8,016.7
Less: Accumulated depreciation and amortization	2,510.4	2,431.2	2,382.9
Net Utility Plant	6,102.5	5,778.9	5,633.8
Non-utility Property (net of accumulated depreciation and amortization of $90.1, $71.1 and $65.7 at June 30, 2024, September 30, 2023, and June 30, 2023, respectively)	917.9	628.5	582.7
Other Investments	112.1	102.6	102.5
Total Other Property and Investments	1,030.0	731.1	685.2
Current Assets:
Cash and cash equivalents	7.4	5.6	5.3
Accounts receivable:
Utility	238.4	192.4	245.9
Other	113.4	128.6	127.4
Allowance for credit losses	(33.2)	(32.5)	(34.7)
Delayed customer billings	26.8	22.0	58.6
Inventories:
Natural gas	175.0	223.7	184.9
Propane gas	8.6	8.6	8.6
Materials and supplies	46.5	47.2	49.6
Regulatory assets	89.8	348.3	93.3
Prepayments	59.3	48.2	55.1
Other	93.8	84.8	67.2
Total Current Assets	825.8	1,076.9	861.2
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,282.8	1,249.2	1,421.2
Other	298.2	305.9	264.5
Total Deferred Charges and Other Assets	2,752.6	2,726.7	2,857.3
Total Assets	$10,710.9	$10,313.6	$10,037.5

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2024	2023	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2024, September 30, 2023, and June 30, 2023)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 57.7 million, 53.2 million, and 52.6 million shares issued and outstanding at June 30, 2024, September 30, 2023, and June 30, 2023, respectively)	57.7	53.2	52.6
Paid-in capital	1,901.5	1,616.5	1,578.3
Retained earnings	1,093.4	958.0	1,028.4
Accumulated other comprehensive income	38.6	47.6	31.2
Total Shareholders' Equity	3,333.2	2,917.3	2,932.5
Temporary equity	8.6	16.5	17.7
Long-term debt (less current portion)	3,422.3	3,554.0	3,553.3
Total Capitalization	6,764.1	6,487.8	6,503.5
Current Liabilities:
Current portion of long-term debt	307.0	156.6	406.6
Notes payable	771.0	955.5	557.6
Accounts payable	205.2	253.1	196.3
Advance customer billings	17.1	20.9	7.6
Wages and compensation accrued	41.5	47.0	35.9
Customer deposits	29.5	27.7	27.7
Taxes accrued	90.8	104.1	88.5
Regulatory liabilities	37.9	7.3	5.5
Other	209.8	183.2	204.7
Total Current Liabilities	1,709.8	1,755.4	1,530.4
Deferred Credits and Other Liabilities:
Deferred income taxes	819.6	743.7	735.9
Pension and postretirement benefit costs	128.5	137.3	154.7
Asset retirement obligations	596.0	577.4	538.1
Regulatory liabilities	547.5	472.4	428.1
Other	145.4	139.6	146.8
Total Deferred Credits and Other Liabilities	2,237.0	2,070.4	2,003.6
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$10,710.9	$10,313.6	$10,037.5

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2024:
Balance at March 31, 2024	57,741,692	$57.7	$242.0	$1,899.7	$1,155.3	$35.6	$3,390.3
Net loss	—	—	—	—	(12.6)	—	(12.6)
Dividend reinvestment plan	6,600	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock activity under stock-based compensation plans	(2,682)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(121)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	0.3	—	0.3
Dividends declared:
Common stock ($0.755 per share)	—	—	—	—	(45.9)	—	(45.9)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	3.0	3.0
Balance at June 30, 2024	57,745,489	$57.7	$242.0	$1,901.5	$1,093.4	$38.6	$3,333.2

Nine Months Ended June 30, 2024:
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	276.8	—	276.8
Common stock issued	4,490,282	4.4	—	281.6	—	—	286.0
Dividend reinvestment plan	19,811	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	3.8	—	—	3.8
Stock activity under stock-based compensation plans	89,834	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,662)	—	—	(1.5)	—	—	(1.5)
Temporary equity adjustment to redemption value	—	—	—	—	(1.1)	—	(1.1)
Dividends declared:
Common stock ($2.265 per share)	—	—	—	—	(129.2)	—	(129.2)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.0)	(9.0)
Balance at June 30, 2024	57,745,489	$57.7	$242.0	$1,901.5	$1,093.4	$38.6	$3,333.2

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2023:
Balance at March 31, 2023	52,593,433	$52.6	$242.0	$1,576.5	$1,089.5	$25.9	$2,986.5
Net loss	—	—	—	—	(21.6)	—	(21.6)
Dividend reinvestment plan	5,367	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock activity under stock-based compensation plans	(609)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(262)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	2.8	—	2.8
Dividends declared:
Common stock ($0.72 per share)	—	—	—	—	(38.6)	—	(38.6)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive Income, net of tax	—	—	—	—	—	5.3	5.3
Balance at June 30, 2023	52,597,929	$52.6	$242.0	$1,578.3	$1,028.4	$31.2	$2,932.5

Nine Months Ended June 30, 2023:
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	248.6	—	248.6
Common stock issued	40,500	0.1	—	2.9	—	—	3.0
Dividend reinvestment plan	16,488	—	—	1.1	—	—	1.1
Stock-based compensation costs	—	—	—	4.3	—	—	4.3
Stock activity under stock-based compensation plans	64,077	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(17,679)	—	—	(1.3)	—	—	(1.3)
Temporary equity adjustment to redemption value	—	—	—	—	(0.2)	—	(0.2)
Dividends declared:
Common stock ($2.16 per share)	—	—	—	—	(114.4)	—	(114.4)
Preferred stock ($1.10625 per depository share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(16.0)	(16.0)
Balance at June 30, 2023	52,597,929	$52.6	$242.0	$1,578.3	$1,028.4	$31.2	$2,932.5

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2024	2023
Operating Activities:
Net income	$276.8	$248.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	207.3	189.0
Deferred income taxes and investment tax credits	66.4	55.7
Changes in assets and liabilities:
Accounts receivable	(28.5)	284.1
Inventories	49.5	179.3
Regulatory assets and liabilities	343.2	(18.0)
Accounts payable	(24.5)	(405.6)
Delayed/advance customer billings, net	(8.6)	(48.5)
Taxes accrued	(15.5)	(2.3)
Other assets and liabilities	(42.6)	(88.4)
Other	6.0	10.2
Net cash provided by operating activities	829.5	404.1
Investing Activities:
Capital expenditures	(631.5)	(483.3)
Business acquisitions, net of cash acquired	(175.9)	(37.0)
Other	5.4	3.9
Net cash used in investing activities	(802.0)	(516.4)
Financing Activities:
Issuance of long-term debt	175.0	755.0
Repayment of long-term debt	(156.6)	(31.2)
Repayment of short-term debt, net	(184.5)	(479.9)
Issuance of common stock	287.2	4.0
Dividends paid on common stock	(124.3)	(112.5)
Dividends paid on preferred stock	(11.1)	(11.1)
Other	(5.3)	(7.5)
Net cash (used in) provided by financing activities	(19.6)	116.8
Net Increase in Cash, Cash Equivalents, and Restricted Cash	7.9	4.5
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	25.8	20.5
Cash, Cash Equivalents, and Restricted Cash at End of Period	$33.7	$25.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(142.9)	$(118.2)
Income taxes	(0.9)	(1.8)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating Revenues	$248.8	$253.8	$1,550.7	$1,586.0
Operating Expenses:
Natural gas	94.5	105.5	830.8	887.9
Operation and maintenance	72.8	71.1	226.3	225.6
Depreciation and amortization	44.0	40.0	129.2	117.8
Taxes, other than income taxes	32.7	34.4	131.0	132.0
Total Operating Expenses	244.0	251.0	1,317.3	1,363.3
Operating Income	4.8	2.8	233.4	222.7
Interest Expense, Net	25.3	24.9	80.9	71.5
Other Income, Net	1.8	4.7	14.7	15.6
(Loss) Income Before Income Taxes	(18.7)	(17.4)	167.2	166.8
Income Tax (Benefit) Expense	(1.9)	(3.6)	21.8	21.2
Net (Loss) Income	(16.8)	(13.8)	145.4	145.6
Other Comprehensive Income, Net of Tax	0.9	—	1.0	0.2
Comprehensive (Loss) Income	$(15.9)	$(13.8)	$146.4	$145.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2024	2023	2023
ASSETS
Utility Plant	$5,296.6	$4,964.9	$4,831.2
Less: Accumulated depreciation and amortization	1,073.5	1,043.2	1,037.6
Net Utility Plant	4,223.1	3,921.7	3,793.6
Other Property and Investments	69.4	65.7	67.7
Current Assets:
Cash and cash equivalents	1.3	0.8	—
Accounts receivable:
Utility	176.3	142.6	186.8
Associated companies	1.6	1.3	7.1
Other	18.4	21.1	23.0
Allowance for credit losses	(26.6)	(26.2)	(28.7)
Delayed customer billings	24.5	17.9	57.0
Inventories:
Natural gas	103.7	132.8	98.5
Propane gas	8.6	8.6	8.6
Materials and supplies	24.1	24.2	25.1
Regulatory assets	63.0	293.1	35.0
Prepayments	36.6	26.7	34.5
Total Current Assets	431.5	642.9	446.9
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	634.1	617.6	819.1
Other	144.8	147.4	108.4
Total Deferred Charges and Other Assets	989.1	975.2	1,137.7
Total Assets	$5,713.1	$5,605.5	$5,445.9

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2024	2023	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 25,855, 25,855, and 25,325 shares issued and outstanding at June 30, 2024, September 30, 2023, and June 30, 2023, respectively)	$854.9	$854.9	$816.2
Retained earnings	1,137.8	992.4	1,034.0
Accumulated other comprehensive loss	(1.5)	(2.5)	(2.5)
Total Shareholder's Equity	1,991.2	1,844.8	1,847.7
Long-term debt (less current portion)	1,486.6	1,785.4	1,785.1
Total Capitalization	3,477.8	3,630.2	3,632.8
Current Liabilities:
Current portion of long-term debt	300.0	—	250.0
Notes payable – associated companies	418.3	540.6	228.1
Accounts payable	68.2	85.8	63.3
Accounts payable – associated companies	10.4	10.5	13.3
Advance customer billings	8.8	11.0	—
Wages and compensation accrued	18.0	23.6	18.3
Customer deposits	5.9	5.8	5.8
Taxes accrued	49.5	60.3	49.3
Other	46.6	48.7	43.6
Total Current Liabilities	925.7	786.3	671.7
Deferred Credits and Other Liabilities:
Deferred income taxes	567.7	531.8	533.7
Pension and postretirement benefit costs	100.1	103.3	96.4
Asset retirement obligations	114.5	111.1	113.9
Regulatory liabilities	465.7	389.4	346.1
Other	61.6	53.4	51.3
Total Deferred Credits and Other Liabilities	1,309.6	1,189.0	1,141.4
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$5,713.1	$5,605.5	$5,445.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2024:
Balance at March 31, 2024	25,855	$0.1	$854.8	$1,154.6	$(2.4)	$2,007.1
Net loss	—	—	—	(16.8)	—	(16.8)
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Balance at June 30, 2024	25,855	$0.1	$854.8	$1,137.8	$(1.5)	$1,991.2

Nine Months Ended June 30, 2024:
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8
Net income	—	—	—	145.4	—	145.4
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Balance at June 30, 2024	25,855	$0.1	$854.8	$1,137.8	$(1.5)	$1,991.2

Three Months Ended June 30, 2023:
Balance at March 31, 2023	25,325	$0.1	$816.1	$1,061.3	$(2.5)	$1,875.0
Net loss	—	—	—	(13.8)	—	(13.8)
Dividends declared	—	—	—	(13.5)	—	(13.5)
Balance at June 30, 2023	25,325	$0.1	$816.1	$1,034.0	$(2.5)	$1,847.7

Nine Months Ended June 30, 2023:
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net income	—	—	—	145.6	—	145.6
Dividends declared	—	—	—	(43.5)	—	(43.5)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at June 30, 2023	25,325	$0.1	$816.1	$1,034.0	$(2.5)	$1,847.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2024	2023
Operating Activities:
Net Income	$145.4	$145.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129.2	117.8
Deferred income taxes and investment tax credits	21.5	21.2
Changes in assets and liabilities:
Accounts receivable	(30.7)	(33.3)
Inventories	29.2	113.7
Regulatory assets and liabilities	291.8	1.2
Accounts payable	(3.9)	(43.6)
Delayed/advance customer billings, net	(8.8)	(47.9)
Taxes accrued	(10.7)	(1.1)
Other assets and liabilities	(35.8)	(88.4)
Other	1.1	1.3
Net cash provided by operating activities	528.3	186.5
Investing Activities:
Capital expenditures	(409.9)	(324.8)
Other	4.4	2.9
Net cash used in investing activities	(405.5)	(321.9)
Financing Activities:
Issuance of long-term debt	—	400.0
Repayments of borrowings from Spire, net	(122.3)	(217.2)
Dividends paid	—	(43.5)
Other	—	(3.9)
Net cash (used in) provided by financing activities	(122.3)	135.4
Net Increase in Cash and Cash Equivalents	0.5	—
Cash and Cash Equivalents at Beginning of Period	0.8	—
Cash and Cash Equivalents at End of Period	$1.3	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(84.1)	$(64.7)
Income taxes	(0.4)	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating Revenues	$103.5	$113.1	$505.1	$483.8
Operating Expenses:
Natural gas	31.8	42.7	173.2	173.9
Operation and maintenance	33.7	33.4	103.3	103.0
Depreciation and amortization	18.4	17.5	54.5	51.5
Taxes, other than income taxes	8.3	9.3	36.4	36.0
Total Operating Expenses	92.2	102.9	367.4	364.4
Operating Income	11.3	10.2	137.7	119.4
Interest Expense, Net	7.9	8.7	25.5	26.0
Other Income, Net	0.6	0.4	1.3	1.1
Income Before Income Taxes	4.0	1.9	113.5	94.5
Income Tax Expense	1.1	0.6	28.8	24.0
Net Income	$2.9	$1.3	$84.7	$70.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2024	2023	2023
ASSETS
Utility Plant	$2,929.1	$2,862.6	$2,803.8
Less: Accumulated depreciation and amortization	1,324.9	1,273.0	1,224.5
Net Utility Plant	1,604.2	1,589.6	1,579.3
Current Assets:
Cash and cash equivalents	2.3	1.2	0.5
Accounts receivable:
Utility	52.2	42.2	50.1
Associated companies	0.5	1.2	3.6
Other	5.3	6.6	6.4
Allowance for credit losses	(5.7)	(5.7)	(5.3)
Delayed customer billings	2.0	3.6	1.4
Inventories:
Natural gas	34.4	52.4	51.9
Materials and supplies	18.5	19.1	20.6
Regulatory assets	14.7	41.6	43.9
Prepayments	9.1	6.4	8.8
Total Current Assets	133.3	168.6	181.9
Deferred Charges and Other Assets:
Regulatory assets	626.0	606.9	576.7
Other	84.8	84.2	82.0
Total Deferred Charges and Other Assets	710.8	691.1	658.7
Total Assets	$2,448.3	$2,449.3	$2,419.9

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2024	2023	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$279.4	$285.9	$286.9
Retained earnings	683.9	642.1	646.6
Total Shareholder's Equity	963.3	928.0	933.5
Long-term debt	746.2	745.9	745.8
Total Capitalization	1,709.5	1,673.9	1,679.3
Current Liabilities:
Notes payable – associated companies	23.0	124.1	108.1
Accounts payable	30.2	28.4	28.2
Accounts payable – associated companies	4.8	4.6	7.2
Advance customer billings	6.5	8.1	5.9
Wages and compensation accrued	5.2	6.6	4.9
Customer deposits	20.5	19.3	19.3
Taxes accrued	32.7	34.5	31.6
Regulatory liabilities	32.2	—	—
Other	12.2	14.7	12.2
Total Current Liabilities	167.3	240.3	217.4
Deferred Credits and Other Liabilities:
Deferred income taxes	37.8	9.1	12.8
Pension and postretirement benefit costs	21.2	27.2	52.3
Asset retirement obligations	465.6	451.0	411.0
Regulatory liabilities	19.6	21.2	20.8
Other	27.3	26.6	26.3
Total Deferred Credits and Other Liabilities	571.5	535.1	523.2
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,448.3	$2,449.3	$2,419.9

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2024:
Balance at March 31, 2024	1,972,052	$—	$279.4	$687.5	$966.9
Net income	—	—	—	2.9	2.9
Dividends declared	—	—	—	(6.5)	(6.5)
Balance at June 30, 2024	1,972,052	$—	$279.4	$683.9	$963.3

Nine Months Ended June 30, 2024:
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0
Net income	—	—	—	84.7	84.7
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Dividends declared	—	—	—	(42.9)	(42.9)
Balance at June 30, 2024	1,972,052	$—	$279.4	$683.9	$963.3

Three Months Ended June 30, 2023:
Balance at March 31, 2023	1,972,052	$—	$289.9	$645.3	$935.2
Net income	—	—	—	1.3	1.3
Return of capital to Spire	—	—	(3.0)	—	(3.0)
Balance at June 30, 2023	1,972,052	$—	$286.9	$646.6	$933.5

Nine Months Ended June 30, 2023:
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	70.5	70.5
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(13.0)	(13.0)
Balance at June 30, 2023	1,972,052	$—	$286.9	$646.6	$933.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2024	2023
Operating Activities:
Net Income	$84.7	$70.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54.5	51.5
Deferred income taxes and investment tax credits	28.8	24.0
Changes in assets and liabilities:
Accounts receivable	(7.9)	16.6
Inventories	18.6	16.4
Regulatory assets and liabilities	50.8	(16.8)
Accounts payable	1.2	(39.9)
Delayed/advance customer billings	0.1	(0.6)
Taxes accrued	(1.8)	0.3
Other assets and liabilities	(6.6)	3.3
Other	0.3	0.3
Net cash provided by operating activities	222.7	125.6
Investing Activities:
Capital expenditures	(71.7)	(98.4)
Other	0.5	0.7
Net cash used in investing activities	(71.2)	(97.7)
Financing Activities:
Issuance of long-term debt	—	175.0
Repayments of borrowings from Spire, net	(101.0)	(152.8)
Return of capital to Spire	(6.5)	(30.0)
Dividends paid	(42.9)	(21.0)
Other	—	(1.0)
Net cash used in financing activities	(150.4)	(29.8)
Net Increase (Decrease) in Cash and Cash Equivalents	1.1	(1.9)
Cash and Cash Equivalents at Beginning of Period	1.2	2.4
Cash and Cash Equivalents at End of Period	$2.3	$0.5

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(27.4)	$(23.3)
Income taxes	—	—

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

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded gross. Contracts not designated as normal purchases or normal sales are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Condensed Consolidated Statements of Income. Spire also enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. In the first quarter of fiscal 2024, considering changes in debt issuance strategy due to the interest rate environment, Spire management determined it was probable the anticipated issuance of certain debt, and therefore the hedged forecasted interest payments, would not occur. The related swap was settled, hedge accounting was discontinued, and amounts previously deferred in “Accumulated other comprehensive income” were reclassified to earnings, such that the entire realized gain of $8.2 was included in “Other income” for Spire Inc. in the quarter ended December 31, 2023.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Spire Missouri
Purchases of natural gas from Spire Marketing	$—	$6.5	$10.6	$48.8
Transportation services received from Spire STL Pipeline	7.9	8.0	24.4	23.9
Transportation services received from Spire MoGas Pipeline	1.7	—	3.1	—
Sales of natural gas to Spire Marketing	1.4	0.3	1.7	0.4
Natural gas storage services from Spire Storage Salt Plains LLC	—	—	0.7	—
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$1.7	$3.4	$2.8

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows for the period ended June 30, 2024, total Cash, Cash Equivalents, and Restricted Cash included $26.3, $20.2 and $19.7 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of June 30, 2024,  September 30, 2023, and June 30, 2023, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in a trust account based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $176.1 purchase price was allocated almost entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to our consolidated results for the three and nine months ended June 30, 2024.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2024	2023	2023
Spire	$81.6	$104.3	$62.2
Spire Missouri	43.5	56.5	33.4
Spire Alabama	5.5	4.6	4.5

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended June 30,	2024	2023	2024	2023	2024	2023
Allowance at beginning of period	$39.1	$40.6	$32.0	$34.5	$6.2	$5.3
Provision for expected credit losses	5.6	1.2	4.7	0.3	0.7	0.8
Write-offs, net of recoveries	(11.5)	(7.1)	(10.1)	(6.1)	(1.2)	(0.8)
Allowance at end of period	$33.2	$34.7	$26.6	$28.7	$5.7	$5.3

Nine Months Ended June 30,	2024	2023	2024	2023	2024	2023
Allowance at beginning of period	$32.5	$31.9	$26.2	$24.9	$5.7	$6.3
Provision for expected credit losses	17.6	13.5	14.5	11.4	2.4	1.5
Write-offs, net of recoveries	(16.9)	(10.7)	(14.1)	(7.6)	(2.4)	(2.5)
Allowance at end of period	$33.2	$34.7	$26.6	$28.7	$5.7	$5.3

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Spire
Gas Utility:
Residential	$232.2	$238.1	$1,454.5	$1,486.3
Commercial and industrial	87.3	102.2	513.1	533.1
Transportation	30.3	29.0	99.7	93.2
Off-system and other incentive	9.6	8.2	29.0	21.9
Other customer revenue	6.5	5.1	20.2	13.8
Total revenue from contracts with customers	365.9	382.6	2,116.5	2,148.3
Changes in accrued revenue under alternative revenue programs	6.8	5.2	44.1	27.0
Total Gas Utility operating revenues	372.7	387.8	2,160.6	2,175.3
Gas Marketing	21.2	23.1	103.5	157.8
Midstream	32.5	17.4	68.9	49.1
Other	4.8	4.3	13.0	12.4
Total before eliminations	431.2	432.6	2,346.0	2,394.6
Intersegment eliminations (see Note 10, Information by Operating Segment)	(17.1)	(14.1)	(46.8)	(38.7)
Total Operating Revenues	$414.1	$418.5	$2,299.2	$2,355.9

Spire Missouri
Residential	$169.5	$171.7	$1,091.2	$1,142.3
Commercial and industrial	52.6	61.1	348.5	369.2
Transportation	7.5	7.1	26.6	26.1
Off-system and other incentive	7.0	6.0	23.4	15.6
Other customer revenue	4.2	3.8	11.7	10.1
Total revenue from contracts with customers	240.8	249.7	1,501.4	1,563.3
Changes in accrued revenue under alternative revenue programs	8.0	4.1	49.3	22.7
Total Operating Revenues	$248.8	$253.8	$1,550.7	$1,586.0

Spire Alabama
Residential	$53.0	$56.7	$306.7	$288.1
Commercial and industrial	26.9	32.7	130.4	127.8
Transportation	20.3	18.9	65.1	59.0
Off-system and other incentive	2.6	2.2	5.6	6.3
Other customer revenue	0.9	0.8	2.5	2.7
Total revenue from contracts with customers	103.7	111.3	510.3	483.9
Changes in accrued revenue under alternative revenue programs	(0.2)	1.8	(5.2)	(0.1)
Total Operating Revenues	$103.5	$113.1	$505.1	$483.8

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Spire	$22.4	$26.0	$113.5	$116.6
Spire Missouri	16.3	18.9	82.8	86.6
Spire Alabama	5.3	6.1	26.3	25.5

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Common Share:
Net (Loss) Income	$(12.6)	$(21.6)	$276.8	$248.6
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
(Loss) Income allocated to participating securities	—	(0.1)	0.4	0.4
(Loss) Income Available to Common Shareholders	$(16.3)	$(25.2)	$265.3	$237.1
Weighted Average Common Shares Outstanding (in millions)	57.7	52.5	55.6	52.5
Basic (Loss) Earnings Per Common Share	$(0.28)	$(0.48)	$4.77	$4.52

Diluted Earnings Per Common Share:
Net (Loss) Income	$(12.6)	$(21.6)	$276.8	$248.6
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
(Loss) Income allocated to participating securities	—	(0.1)	0.4	0.4
(Loss) Income Available to Common Shareholders	$(16.3)	$(25.2)	$265.3	$237.1
Weighted Average Common Shares Outstanding (in millions)	57.7	52.5	55.6	52.5
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	—	—	0.1	0.1
Weighted Average Diluted Common Shares (in millions)	57.7	52.5	55.7	52.6
Diluted (Loss) Earnings Per Common Share	$(0.28)	$(0.48)	$4.76	$4.51

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.4	2.7	0.4	2.5

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

In the second quarter of fiscal 2024, Spire executed forward sale agreements for 204,405 shares of its common stock, which must be settled on or before September 27, 2024. In the third quarter of fiscal 2024, Spire executed forward sale agreements for 338,110 shares of its common stock, which must be settled on or before March 10, 2025. No shares of common stock have been settled under the forward sale agreements. Had all shares under the forward agreements been settled as of June 30, 2024, it would have generated net proceeds of $32.6.

As of  June 30, 2024, under the ATM Program, Spire may sell additional shares with an aggregate offering price of up to $166.9.

Equity Units

In February 2021, Spire issued 3.5 million equity units, initially in the form of Corporate Units (as defined in the Underwriting Agreement, dated February 9, 2021, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021). Each Corporate Unit was comprised of (i) a purchase contract obligating the holder to purchase from the Company for a price in cash of fifty dollars, on the purchase contract settlement date ( March 1, 2024, subject to earlier termination or settlement), a certain number of shares of the Company’s common stock and (ii) a 1/20th, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of the Company’s 2021 Series A 0.75% Remarketable Senior Notes due 2026 (further discussed in Note 6, Financing). Each Corporate Unit purchase contract obligated holders to purchase a variable number of shares of common stock of the Company based on the applicable market value, subject to anti-dilution adjustments. As of March 1, 2024, the applicable market value was calculated to be $58.6809 per share, and after adjustment the holders were obligated to purchase 0.7845 shares of common stock. The Corporate Unit holders purchased an aggregate of 2,745,733 shares of common stock (net of fractional shares) for $175.0, settled on March 5, 2024.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2024, September 30, 2023, and June 30, 2023.

	June 30,	September 30,	June 30,
Spire	2024	2023	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$58.0	$293.2	$66.2
Other	31.8	55.1	27.1
Total Current Regulatory Assets	89.8	348.3	93.3
Noncurrent:
Pension and postretirement benefit costs	243.2	261.0	268.8
Cost of removal	658.0	633.2	597.9
Future income taxes due from customers	149.0	144.5	140.1
Energy efficiency	59.1	56.3	55.8
Unamortized purchased gas adjustments	—	23.0	206.3
Other	173.5	131.2	152.3
Total Noncurrent Regulatory Assets	1,282.8	1,249.2	1,421.2
Total Regulatory Assets	$1,372.6	$1,597.5	$1,514.5
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$33.3	$—	$—
Other	4.6	7.3	5.5
Total Current Regulatory Liabilities	37.9	7.3	5.5
Noncurrent:
Deferred taxes due to customers	117.5	128.0	131.8
Pension and postretirement benefit costs	192.3	185.2	165.3
Accrued cost of removal	135.4	126.6	107.7
Unamortized purchased gas adjustments	83.6	11.2	—
Other	18.7	21.4	23.3
Total Noncurrent Regulatory Liabilities	547.5	472.4	428.1
Total Regulatory Liabilities	$585.4	$479.7	$433.6

	June 30,	September 30,	June 30,
Spire Missouri	2024	2023	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$57.6	$269.4	$32.9
Other	5.4	23.7	2.1
Total Current Regulatory Assets	63.0	293.1	35.0
Noncurrent:
Future income taxes due from customers	140.8	136.2	131.8
Pension and postretirement benefit costs	177.5	189.1	193.4
Energy efficiency	59.1	56.3	55.8
Unamortized purchased gas adjustments	—	23.0	206.3
Cost of removal	97.0	97.0	95.3
Other	159.7	116.0	136.5
Total Noncurrent Regulatory Assets	634.1	617.6	819.1
Total Regulatory Assets	$697.1	$910.7	$854.1
Regulatory Liabilities:
Noncurrent:
Deferred taxes due to customers	$105.1	$114.8	$118.1
Pension and postretirement benefit costs	165.7	156.5	137.9
Accrued cost of removal	97.1	90.4	72.3
Unamortized purchased gas adjustments	83.6	11.2	—
Other	14.2	16.5	17.8
Total Noncurrent Regulatory Liabilities	465.7	389.4	346.1
Total Regulatory Liabilities	$465.7	$389.4	$346.1

	June 30,	September 30,	June 30,
Spire Alabama	2024	2023	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$—	$21.7	$30.9
Other	14.7	19.9	13.0
Total Current Regulatory Assets	14.7	41.6	43.9
Noncurrent:
Future income taxes due from customers	1.8	2.0	2.0
Pension and postretirement benefit costs	62.3	67.8	71.1
Cost of removal	561.0	536.2	502.6
Other	0.9	0.9	1.0
Total Noncurrent Regulatory Assets	626.0	606.9	576.7
Total Regulatory Assets	$640.7	$648.5	$620.6
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$32.2	$—	$—
Total Current Regulatory Liabilities	32.2	—	—
Noncurrent:
Pension and postretirement benefit costs	16.4	17.9	17.3
Other	3.2	3.3	3.5
Total Noncurrent Regulatory Liabilities	19.6	21.2	20.8
Total Regulatory Liabilities	$51.8	$21.2	$20.8

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2024	2023	2023
Spire
Pension and postretirement benefit costs	$135.9	$133.4	$127.5
Future income taxes due from customers	147.1	142.5	138.0
Unamortized purchased gas adjustments	57.6	292.4	239.2
Other	132.3	104.2	102.2
Total Regulatory Assets Not Earning a Return	$472.9	$672.5	$606.9

Spire Missouri
Pension and postretirement benefit costs	$135.9	$133.4	$127.5
Future income taxes due from customers	140.8	136.2	131.8
Unamortized purchased gas adjustments	57.6	292.4	239.2
Other	132.3	104.2	102.2
Total Regulatory Assets Not Earning a Return	$466.6	$666.2	$600.7

Like all the Company’s regulatory assets, these regulatory assets as of June 30, 2024 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is less than two years. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term, up to 35 years. Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

In 2022, the MoPSC initiated their annual Actual Cost Adjustment (ACA) dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which included the impact of a period of unusually severe cold weather in mid- February 2021 (“Winter Storm Uri”) on Spire Missouri’s natural gas portfolio. In December 2022, the MoPSC Staff proposed disallowances relating to imbalance cash-outs and an off-system sale. In fiscal 2024, all outstanding issues were resolved with no impact on historically reported results.

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. All prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri’s most recent base rate case. In  April 2023, the MoPSC approved an annual ISRS revenue increase of $7.7, effective May 6, 2023, reflecting eligible pipe replacement from October 2022 through February 2023. In October 2023, the MoPSC approved an incremental annual ISRS revenue increase of $12.4, effective October 23, 2023, reflecting eligible pipe replacement from March 2023 through August 2023. On January 17, 2024, Spire Missouri initiated an ISRS case reflecting eligible capital projects from September 2023 through February 2024. After Spire Missouri's true-up filing in March 2024, the MoPSC approved in April 2024, an incremental revenue increase of $16.8, for a total cumulative ISRS revenue of $36.9, effective in May 2024. On July 19, 2024, Spire Missouri initiated another ISRS case reflecting eligible capital projects totaling $17.7 from March 2024 through August 2024 (including estimates for July and August).

In fiscal 2023, the MoPSC approved increases in the PGA in Spire Missouri’s tariff effective in November 2022 and January 2023. In fiscal 2024, the MoPSC approved slight decreases in the PGA in Spire Missouri’s western service territory tariff effective in November 2023 and June 2024 and no change in the eastern service territory. These modifications reflect changes in natural gas commodity prices and working off the balance of deferred gas balances remaining from prior periods. Deferred gas balance levels have returned to normal as of June 30, 2024.

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

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through July 22, 2027. The agreement has an aggregate credit commitment of $1,300.0, including sublimits of $450.0 for the Spire holding company, $575.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,300.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating, as well as sustainability rate adjustments based on Spire’s DART (“Days Away Restricted or Transferred”) rate and methane emissions reductions. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2024, total debt was less than 60% of total capitalization for each borrower. There were no borrowings against this credit facility as of June 30, 2024.

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

On January 3, 2024, Spire Missouri entered into a short-term loan agreement with several banks for a $200.0 unsecured term loan. Interest accrued at the one-month term secured overnight financing rate (“SOFR”) plus a SOFR adjustment of 0.10% per annum plus a margin of 0.90% per annum. Spire Missouri repaid $50.0 of this loan on April 5, 2024 and the remaining $150.0 balance on  May 6, 2024.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of June 30, 2024, $476.7 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Nine Months Ended June 30, 2024
Highest borrowings outstanding	$1,135.0	$200.0	$643.6	$132.5	$1,275.0
Lowest borrowings outstanding	554.6	—	228.5	5.5	741.0
Weighted average borrowings	860.0	84.9	431.9	68.8	944.9
Weighted average interest rate	5.7%	6.4%	5.6%	5.7%	5.7%
As of June 30, 2024
Borrowings outstanding	$771.0	$—	$418.3	$23.0	$771.0
Weighted average interest rate	5.6%	0.0%	5.6%	5.6%	5.6%
As of September 30, 2023
Borrowings outstanding	$955.5	$—	$540.6	$124.1	$955.5
Weighted average interest rate	5.6%	0.0%	5.6%	5.6%	5.6%
As of June 30, 2023
Borrowings outstanding	$557.6	$—	$228.1	$108.1	$557.6
Weighted average interest rate	5.5%	0.0%	5.5%	5.5%	5.5%

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

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of June 30, 2024, there were no events of default under these financial covenants.

On July 12, 2024, Spire Missouri gave irrevocable notice of its intention to redeem its First Mortgage Bonds, Floating Rate Series due December 2, 2024 (the “Bonds”) in the aggregate principal amount of $300.0. Consequently, the Bonds will become due and payable at 100% of the principal amount plus accrued and unpaid interest on August 14, 2024.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Spire	$4.3	$2.3	$12.1	$5.8
Spire Missouri	1.2	1.0	3.5	2.1
Spire Alabama	0.3	0.5	1.1	1.8

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2024, September 30, 2023, and June 30, 2023.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2024
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Notes payable	771.0	771.0	—	771.0
Long-term debt, including current portion	3,729.3	3,407.1	—	3,407.1
As of September 30, 2023
Cash and cash equivalents	$5.6	$5.6	$5.6	$—
Notes payable	955.5	955.5	—	955.5
Long-term debt, including current portion	3,710.6	3,270.2	—	3,270.2
As of June 30, 2023
Cash and cash equivalents	$5.3	$5.3	$5.3	$—
Notes payable	557.6	557.6	—	557.6
Long-term debt, including current portion	3,959.9	3,650.7	—	3,650.7

Spire Missouri
As of June 30, 2024
Cash and cash equivalents	$1.3	$1.3	$1.3	$—
Notes payable – associated companies	418.3	418.3	—	418.3
Long-term debt, including current portion	1,786.6	1,626.3	—	1,626.3
As of September 30, 2023
Cash and cash equivalents	$0.8	$0.8	$0.8	$—
Notes payable – associated companies	540.6	540.6	—	540.6
Long-term debt	1,785.4	1,592.4	—	1,592.4
As of June 30, 2023
Notes payable – associated companies	$228.1	$228.1	$—	$228.1
Long-term debt, including current portion	2,035.1	1,890.2	—	1,890.2

Spire Alabama
As of June 30, 2024
Cash and cash equivalents	$2.3	$2.3	$2.3	$—
Notes payable – associated companies	23.0	23.0	—	23.0
Long-term debt	746.2	674.4	—	674.4
As of September 30, 2023
Cash and cash equivalents	$1.2	$1.2	$1.2	$—
Notes payable – associated companies	124.1	124.1	—	124.1
Long-term debt	745.9	648.0	—	648.0
As of June 30, 2023
Cash and cash equivalents	$0.5	$0.5	$0.5	$—
Notes payable – associated companies	108.1	108.1	—	108.1
Long-term debt	745.8	681.5	—	681.5

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of June 30, 2024, September 30, 2023, or  June 30, 2023. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

The mutual funds and bonds are included in “Other Investments” on the Company’s balance sheets. The mutual funds are included in “Other Property and Investments” on Spire Missouri’s balance sheets. Changes in their recurring valuations are recorded as unrealized gains or losses in the corresponding income statement. Derivative assets and liabilities, including receivables and payables associated with cash margin requirements, are presented net in the balance sheets when a legally enforceable netting agreement exists between the Company, Spire Missouri, or Spire Alabama and the counterparty to a derivative contract. Derivative instruments are included in the balance sheets in “Other” current or noncurrent assets or liabilities as applicable.

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.5	$—	$—	$24.5
NYMEX/ICE natural gas contracts	4.8	—	(4.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	6.1	—	(6.1)	—
Natural gas commodity contracts	—	53.9	(2.8)	51.1
Other:
U.S. stock/bond mutual funds	30.7	—	—	30.7
U.S. bonds	14.4	—	—	14.4
Global bonds	1.4	—	—	1.4
Interest rate swaps	—	32.2	—	32.2
Total	$81.9	$86.1	$(13.7)	$154.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$21.0	$—	$(21.0)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	22.6	—	(22.6)	—
Natural gas commodity contracts	—	29.8	(2.8)	27.0
Total	$43.6	$29.8	$(46.4)	$27.0

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$20.4
NYMEX/ICE natural gas contracts	6.3	—	(6.3)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	10.1	—	(10.1)	—
Natural gas commodity contracts	—	36.7	(3.6)	33.1
Other:
U.S. stock/bond mutual funds	37.6	—	—	37.6
Interest rate swaps	—	44.2	—	44.2
Total	$74.4	$81.0	$(20.1)	$135.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$50.8	$—	$(44.0)	$6.8
Gas Marketing:
NYMEX/ICE natural gas contracts	21.8	—	(21.8)	—
Natural gas commodity contracts	—	27.6	(3.6)	24.0
Total	$72.6	$27.6	$(69.4)	$30.8

As of June 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$21.4	$—	$—	$21.4
Gas Marketing:
NYMEX/ICE natural gas contracts	10.5	—	(10.5)	—
Natural gas commodity contracts *	—	35.8	(1.0)	34.8
Other:
U.S. stock/bond mutual funds	31.4	—	—	31.4
Interest rate swaps *	—	22.8	—	22.8
Total	$63.3	$58.6	$(11.5)	$110.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$44.8	$—	$(44.8)	$—
Gasoline and heating oil contracts	0.7	—	(0.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	24.3	—	(24.3)	—
Natural gas commodity contracts *	—	34.9	(1.0)	33.9
Other:
Interest rate swaps *	—	0.8	—	0.8
Total	$69.8	$35.7	$(70.8)	$34.7

*	Subsequent to the issuance of its consolidated financial statements for the quarter ended June 30, 2023, during the fourth quarter of fiscal 2023, the Company identified an error in the fair value level presentation for certain line items in the Fair Value Measurements table. The presentation has been corrected to reflect the impacted line items in Level 2 rather than Level 1 as of June 30, 2023. This immaterial correction did not impact the reported fair values or the consolidated financial statements.

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.5	$—	$—	$24.5
NYMEX/ICE natural gas contracts	4.8	—	(4.8)	—
Total	$29.3	$—	$(4.8)	$24.5
LIABILITIES
NYMEX/ICE natural gas contracts	$21.0	$—	$(21.0)	$—

As of September 30, 2023
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$20.4
NYMEX/ICE natural gas contracts	6.3	—	(6.3)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Total	$26.7	$0.1	$(6.4)	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$50.8	$—	$(44.0)	$6.8

As of June 30, 2023
ASSETS
U.S. stock/bond mutual funds	$21.4	$—	$—	$21.4
LIABILITIES
NYMEX/ICE natural gas contracts	$44.8	$—	$(44.8)	$—
Gasoline and heating oil contracts	0.7	—	(0.7)	—
Total	$45.5	$—	$(45.5)	$—

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Spire
Service cost – benefits earned during the period	$3.9	$4.2	$11.8	$12.2
Interest cost on projected benefit obligation	6.6	6.6	20.0	18.9
Expected return on plan assets	(6.3)	(6.4)	(18.7)	(18.5)
Amortization of prior service credit	(1.1)	(1.1)	(3.4)	(3.4)
Amortization of actuarial loss	1.6	1.5	4.8	4.7
Loss on lump-sum settlements	1.0	—	1.0	8.6
Subtotal	5.7	4.8	15.5	22.5
Regulatory adjustment	8.8	6.1	26.3	18.3
Net pension cost	$14.5	$10.9	$41.8	$40.8

Spire Missouri
Service cost – benefits earned during the period	$2.6	$2.8	$7.8	$8.5
Interest cost on projected benefit obligation	4.7	4.5	14.2	13.4
Expected return on plan assets	(4.3)	(4.5)	(12.8)	(13.5)
Amortization of prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Amortization of actuarial loss	1.5	1.5	4.4	4.6
Loss on lump-sum settlements	1.0	—	1.0	—
Subtotal	5.0	3.8	13.1	11.5
Regulatory adjustment	6.2	3.4	18.8	19.6
Net pension cost	$11.2	$7.2	$31.9	$31.1

Spire Alabama
Service cost – benefits earned during the period	$1.2	$1.3	$3.5	$3.2
Interest cost on projected benefit obligation	1.3	1.5	3.8	3.6
Expected return on plan assets	(1.2)	(1.1)	(3.6)	(2.7)
Amortization of prior service credit	(0.6)	(0.6)	(1.8)	(1.8)
Amortization of actuarial loss	0.2	0.1	0.7	0.4
Subtotal	0.9	1.2	2.6	11.3
Regulatory adjustment	2.3	2.4	6.8	(2.0)
Net pension cost	$3.2	$3.6	$9.4	$9.3

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and nine months ended June 30, 2024, one Spire Missouri plan met the criteria for settlement recognition, requiring remeasurement of the obligation under the plan using updated census data and assumptions for discount rate and mortality. For the remeasurement, the discount rate for the plan was updated to 5.70% from 6.25% at September 30, 2023. Lump-sum payments recognized as settlements totaled $2.6, resulting in a $1.0 settlement loss.

For the three and nine months ended June 30, 2023, two Spire Alabama plans met the criteria for settlement recognition. The lump-sum payments recognized as settlements for the remeasurement were $27.5 for the Spire Alabama plans. The lump-sum settlements resulted in a loss of $8.6 for Spire Alabama. For the remeasurement, the discount rate for both of the Spire Alabama plans was updated to 5.6%, from 5.7% for one plan and 5.65% for the other plan, at September 30, 2022. The Spire Alabama regulatory tariff requires that settlement losses be amortized over the remaining actuarial life of the individuals in the plan — in this case, 13.4 years for one plan and 12.4 years for the other plan. Therefore, no lump sum settlement expense was recorded in the three and nine months ended June 30, 2023.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2024 contributions to Spire Missouri’s pension plans through June 30, 2024 were $10.0 to the qualified trusts and none to non-qualified plans. Fiscal 2024 contributions to the Spire Alabama pension plans through June 30, 2024 were $8.0. Contributions totaling $11.6 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2024. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2024 are anticipated to be $8.4.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Spire
Service cost – benefits earned during the period	$1.2	$1.2	$3.3	$3.6
Interest cost on accumulated postretirement benefit obligation	2.1	2.0	6.6	6.3
Expected return on plan assets	(3.7)	(4.0)	(11.9)	(11.8)
Amortization of prior service cost	—	0.1	0.2	0.2
Amortization of actuarial gain	(1.2)	(0.9)	(3.3)	(3.0)
Subtotal	(1.6)	(1.6)	(5.1)	(4.7)
Regulatory adjustment	0.1	(0.5)	0.6	(0.2)
Net postretirement benefit income	$(1.5)	$(2.1)	$(4.5)	$(4.9)

Spire Missouri
Service cost – benefits earned during the period	$0.9	$1.0	$2.7	$3.0
Interest cost on accumulated postretirement benefit obligation	1.6	1.6	4.9	4.9
Expected return on plan assets	(2.5)	(2.6)	(7.9)	(7.9)
Amortization of prior service cost	0.1	0.1	0.4	0.4
Amortization of actuarial gain	(1.0)	(0.8)	(2.8)	(2.4)
Subtotal	(0.9)	(0.7)	(2.7)	(2.0)
Regulatory adjustment	0.6	(0.2)	1.9	1.1
Net postretirement benefit income	$(0.3)	$(0.9)	$(0.8)	$(0.9)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2	$0.5	$0.5
Interest cost on accumulated postretirement benefit obligation	0.5	0.4	1.6	1.3
Expected return on plan assets	(1.2)	(1.3)	(3.8)	(3.8)
Amortization of prior service credit	(0.1)	—	(0.2)	(0.2)
Amortization of actuarial gain	—	(0.1)	(0.1)	(0.4)
Subtotal	(0.6)	(0.8)	(2.0)	(2.6)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.4)
Net postretirement benefit income	$(1.1)	$(1.3)	$(3.4)	$(4.0)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2024 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2024
Revenues from external customers	$371.3	$21.2	$21.3	$0.3	$—	$414.1
Intersegment revenues	1.4	—	11.2	4.5	(17.1)	—
Total Operating Revenues	372.7	21.2	32.5	4.8	(17.1)	414.1
Depreciation and amortization expense	66.7	0.3	4.2	0.2	—	71.4
Interest expense	34.9	—	1.7	22.3	(10.1)	48.8
Income tax (benefit) expense	(0.9)	(1.1)	3.6	(4.7)	—	(3.1)
Net economic (loss) earnings	(11.0)	1.0	13.9	(8.2)	—	(4.3)
Capital expenditures	189.2	—	33.1	—	(0.1)	222.2

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2023
Revenues from external customers	$387.5	$23.1	$7.7	$0.2	$—	$418.5
Intersegment revenues	0.3	—	9.7	4.1	(14.1)	—
Total Operating Revenues	387.8	23.1	17.4	4.3	(14.1)	418.5
Depreciation and amortization expense	61.7	0.3	2.1	0.2	—	64.3
Interest expense	35.6	—	2.3	15.7	(6.9)	46.7
Income tax (benefit) expense	(3.6)	(1.7)	1.2	(2.7)	—	(6.8)
Net economic (loss) earnings	(12.3)	(2.5)	3.6	(7.4)	—	(18.6)
Capital expenditures	149.1	—	26.6	(0.2)	—	175.5

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2024
Revenues from external customers	$2,158.9	$103.5	$36.3	$0.5	$—	$2,299.2
Intersegment revenues	1.7	—	32.6	12.5	(46.8)	—
Total Operating Revenues	2,160.6	103.5	68.9	13.0	(46.8)	2,299.2
Depreciation and amortization expense	196.3	1.1	9.5	0.4	—	207.3
Interest expense	112.2	—	5.5	68.6	(34.7)	151.6
Income tax expense (benefit)	56.5	10.3	5.7	(5.2)	—	67.3
Net economic earnings (loss)	252.8	23.7	20.1	(21.6)	—	275.0
Capital expenditures	501.4	—	131.1	—	(1.0)	631.5

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2023
Revenues from external customers	$2,174.9	$157.8	$22.7	$0.5	$—	$2,355.9
Intersegment revenues	0.4	—	26.4	11.9	(38.7)	—
Total Operating Revenues	2,175.3	157.8	49.1	12.4	(38.7)	2,355.9
Depreciation and amortization expense	181.6	1.0	6.0	0.4	-	189.0
Interest expense	103.2	—	6.1	52.2	(24.0)	137.5
Income tax expense (benefit)	47.7	9.6	4.1	(5.7)	—	55.7
Net economic earnings (loss)	234.5	45.0	11.6	(25.4)	—	265.7
Capital expenditures	439.1	0.2	43.6	0.4	—	483.3

The following table reconciles the Company’s net economic earnings (loss) to net income (loss).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net (Loss) Income	$(12.6)	$(21.6)	$276.8	$248.6
Adjustments, pre-tax:
Fair value and timing adjustments	6.2	3.4	(9.2)	22.2
Acquisition and restructuring activities	4.8	0.5	6.7	0.5
Income tax adjustments	(2.7)	(0.9)	0.7	(5.6)
Net Economic (Loss) Earnings	$(4.3)	$(18.6)	$275.0	$265.7

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2024	2023	2023
Total Assets:
Gas Utility	$8,601.9	$8,486.7	$8,283.2
Gas Marketing	212.3	332.0	316.6
Midstream	871.9	574.3	533.3
Other	2,627.4	2,533.3	2,134.1
Eliminations	(1,602.6)	(1,612.7)	(1,229.7)
Total Assets	$10,710.9	$10,313.6	$10,037.5

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2024, are estimated at $1,654.7, $1,573.7, and $405.7 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.3 of capital to the partnerships as and when requested by the respective general partners. As of June 30, 2024, the total remaining unfunded commitment was $19.5.

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

In a letter dated June 29, 2011, the Attorney General for the State of Missouri informed Spire Missouri that the MoDNR had completed an investigation of the second site, Station A. The Attorney General requested that Spire Missouri participate in the follow up investigations of the site. In a letter dated January 10, 2012, Spire Missouri stated that it would participate in future environmental response activities at the site in conjunction with other PRPs. Accordingly, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. MoDNR never approved the agreement, so no remedial investigation took place. In May 2023, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the Station A site and developing the same for industrial purposes. Consequently, Spire Missouri is now in discussions with the developer, other PRPs and MoDNR to develop a new remedial investigation plan for the site.

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

Midstream

Spire’s midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”), Spire STL Pipeline LLC (“Spire STL Pipeline”), and Spire MoGas Pipeline. Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Louis County, Missouri, including Spire Missouri’s storage facility, and its operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire MoGas Pipeline (or simply “MoGas”), a 263-mile FERC-regulated natural gas pipeline and a connected 75-mile gas distribution system in Missouri, was acquired by Spire Midstream LLC, a subsidiary of Spire, on January 19, 2024. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. Spire Storage West, located in Wyoming, consists of two storage fields operating under one FERC market-based rate tariff, while Spire Storage Salt Plains, acquired on April 1, 2023 and located in Oklahoma, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

EARNINGS – THREE MONTHS ENDED June 30, 2024

This section contains discussion and analysis of the results for the three months ended June 30, 2024 compared to the results for the three months ended June 30, 2023, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2024
Net (Loss) Income [GAAP]	$(14.4)	$(3.6)	$13.8	$(8.4)	$(12.6)	$(0.28)
Adjustments, pre-tax:
Fair value and timing adjustments	0.1	6.1	—	—	6.2	0.11
Acquisition and restructuring activities	4.4	—	0.2	0.2	4.8	0.08
Income tax adjustments*	(1.1)	(1.5)	(0.1)	—	(2.7)	(0.05)
Net Economic (Loss) Earnings [Non-GAAP]	$(11.0)	$1.0	$13.9	$(8.2)	$(4.3)	$(0.14)

Three Months Ended June 30, 2023
Net (Loss) Income [GAAP]	$(12.4)	$(4.9)	$3.1	$(7.4)	$(21.6)	$(0.48)
Adjustments, pre-tax:
Fair value and timing adjustments	0.2	3.2	—	—	3.4	0.06
Acquisition activities	—	—	0.5	—	0.5	0.01
Income tax adjustments*	(0.1)	(0.8)	—	—	(0.9)	(0.01)
Net Economic (Loss) Earnings [Non-GAAP]	$(12.3)	$(2.5)	$3.6	$(7.4)	$(18.6)	$(0.42)

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2024
Operating Income (Loss) [GAAP]	$17.0	$(5.2)	$18.8	$0.1	$—	$30.7
Operation and maintenance expenses	114.4	4.3	8.0	4.5	(4.5)	126.7
Depreciation and amortization	66.7	0.3	4.2	0.2	—	71.4
Taxes, other than income taxes	43.1	0.3	1.2	—	(0.2)	44.4
Less: Gross receipts tax expense	(22.4)	—	—	—	—	(22.4)
Contribution Margin [Non-GAAP]	218.8	(0.3)	32.2	4.8	(4.7)	250.8
Natural gas costs	131.5	21.5	0.3	—	(12.4)	140.9
Gross receipts tax expense	22.4	—	—	—	—	22.4
Operating Revenues	$372.7	$21.2	$32.5	$4.8	$(17.1)	$414.1

Three Months Ended June 30, 2023
Operating Income (Loss) [GAAP]	$13.9	$(7.1)	$6.5	$(1.3)	$—	$12.0
Operation and maintenance expenses	111.7	4.2	8.1	5.5	(4.0)	125.5
Depreciation and amortization	61.7	0.3	2.1	0.2	—	64.3
Taxes, other than income taxes	45.9	0.4	0.7	(0.1)	—	46.9
Less: Gross receipts tax expense	(26.0)	—	—	—	—	(26.0)
Contribution Margin [Non-GAAP]	207.2	(2.2)	17.4	4.3	(4.0)	222.7
Natural gas costs	154.6	25.3	—	—	(10.1)	169.8
Gross receipts tax expense	26.0	—	—	—	—	26.0
Operating Revenues	$387.8	$23.1	$17.4	$4.3	$(14.1)	$418.5

Select variances for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2024 Versus Fiscal 2023	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$(2.0)	$1.3	$10.7	$(1.0)	$9.0
Net Economic Earnings [Non-GAAP]	1.3	3.5	10.3	(0.8)	14.3
Operating Revenues	(15.1)	(1.9)	15.1	(2.5)	(4.4)
Contribution Margin [Non-GAAP]	11.6	1.9	14.8	(0.2)	28.1
Operation and Maintenance Expenses	2.7	0.1	(0.1)	(1.5)	1.2
Interest Expense					2.1
Other Income					(3.9)
Income Tax					3.7

During the quarter ended June 30, 2024, the Company launched an initiative to improve long-term customer affordability targeted at lowering our overall cost structure and improving operational efficiency. The initiative included cost reductions across its shared services and management organizations, including targeted reductions in workforce and a retirement incentive program. The results for the quarter include costs associated with this initiative, totaling $4.6 (or $3.4 after tax), and this amount is excluded from net economic earnings.

The increase in interest expense primarily reflects the increase in interest rates on both short-term and long-term debt. Weighted-average short-term interest rates were 5.6% in the current-year quarter versus 5.3% in the prior-year quarter.

Other income decreased $3.9 versus the prior-year quarter reflecting a decline of gas carrying cost credits at Spire Missouri.

The increase in income taxes reflects the significantly lower current-year book loss and mix.

Gas Utility

For the quarter ended June 30, 2024, Gas Utility net income was $2.0 lower than the corresponding prior-year period. Net economic earnings in the current year was $1.3 higher than the prior year, reflecting the exclusion of the $3.3 (after-tax) charge related to the customer affordability initiative. The quarterly change in net economic earnings was driven by improved performance of the Southeast Utilities of $1.7, partially offset by a slight decrease at Spire Missouri.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	$(25.7)
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	6.2
Spire Missouri and Spire Alabama – Volumetric usage (net of weather mitigation)	4.4
Spire Alabama – RSE adjustments, net	1.9
All other factors	(1.9)
Total Variation	$(15.1)

The primary driver of the current year decrease in revenue was the $25.7 impact of lower gas cost recoveries across all utilities, driven principally by lower usage. This reduction was only partly offset by higher current year ISRS billings at Spire Missouri, higher weather mitigation at Spire Missouri combined with the Spire Alabama customer charge reset, and favorable RSE adjustments at Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	$6.2
Spire Alabama – RSE adjustments, net	2.0
Spire Missouri – Volumetric usage (net of weather mitigation)	1.7
All other factors	1.7
Total Variation	$11.6

Contribution margin increased $11.6 versus the prior-year quarter. Contribution margin benefited from the $6.2 Spire Missouri ISRS growth, the $2.0 favorable RSE adjustment at Spire Alabama, and higher volumetric usage (including the Spire Alabama customer charge reset).

O&M expenses for the three months ended June 30, 2024, were $2.7 higher than the prior-year quarter, driven by the $4.4 current quarter charge relating to our customer affordability initiative. Excluding this charge, O&M expenses were $1.7 lower than the prior-year quarter, reflecting lowered employee-related costs, lower expense levels for non-payroll operations expense and reduced outside service costs that were only partly offset by higher bad debt expense in Spire Missouri.

Taxes, other than income taxes, decreased $2.8, primarily due to lower gross receipt taxes resulting from lower revenues. Depreciation and amortization expenses for the quarter ended June 30, 2024 were $5.0 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense decreased $0.7, as decreases at the Southeast Utilities more than offset the slight increase at Spire Missouri. The benefit of current year gas carrying cost credits at Spire Missouri, included in other income, decreased $3.2 versus the corresponding prior-year quarter.

Gas Marketing

The $3.5 quarter-over-quarter increase in net economic earnings primarily reflects asset optimization principally as a result of improved transportation margins due to favorable market conditions so far this year. Net income’s increase versus prior year was $1.3, reflecting $2.2 (after-tax) unfavorable mark-to-market activity excluded from net economic earnings.

Revenues in the current quarter decreased $1.9. Contribution margin increased $1.9 versus the prior-year quarter, reflecting the $2.9 (pre-tax) unfavorable mark-to-market activity. Excluding this impact, contribution margin increased $4.8, reflecting the favorable business drivers outlined above. O&M expenses were in line with prior year levels.

Midstream

Net income and net economic earnings for the Company’s Midstream segment for the quarter ended June 30, 2024 versus the prior-year quarter increased $10.7 and $10.3, respectively. The increase was driven by higher storage earnings, reflecting additional capacity and contract renewals at higher rates at Spire Storage West and higher contracted rates at Salt Plains (both effective this quarter). Results also reflect the acquisition of MoGas earlier this year and the inclusion of Salt Plains in net economic earnings this year.

Revenues in the current quarter increased $15.1 versus the prior-year quarter, and O&M expenses were flat quarter-over-quarter, due primarily to timing of expenses and current-year quarter offset by the added costs of Spire Storage Salt Plains and Spire MoGas.

Other

The Company’s other activities generated a $8.4 loss in the three months ended June 30, 2024, $1.0 larger than prior-year quarter results, as higher interest expense in the current year was not completely offset by lower corporate costs.

Spire Missouri

	Three Months Ended June 30,
	2024	2023
Operating Income [GAAP]	$4.8	$2.8
Operation and maintenance expenses	72.8	71.1
Depreciation and amortization	44.0	40.0
Taxes, other than income taxes	32.7	34.4
Less: Gross receipts tax expense	(16.3)	(18.9)
Contribution Margin [Non-GAAP]	138.0	129.4
Natural gas costs	94.5	105.5
Gross receipts tax expense	16.3	18.9
Operating Revenues	$248.8	$253.8
Net Income	$(16.8)	$(13.8)

Revenues for the quarter ended June 30, 2024 were $5.0 lower than the comparable prior-year period. Lower weather-driven volumes reduced gas cost recoveries by $11.8, which also reduced gross receipts taxes by $2.6. These negative impacts were only partly offset by $6.2 incremental ISRS revenues, $1.7 related to increased customer usage (including weather mitigation), and $1.0 attributable to higher off-system sales in the current-year quarter.

Contribution margin for the three months ended June 30, 2024 increased $8.6 from the same period in the prior year, primarily due to ISRS billings and weather-mitigated customer usage.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2024 were 39.9% warmer than normal, and 23.5% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 209.2 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 219.4 million CCF for the same period in the prior year. Total off-system volume sold and transported were 13.2 million CCF for the current-year quarter, compared with 10.3 million CCF a year ago.

O&M expenses for the current-year quarter increased $1.7 versus the prior-year quarter. The increase includes $3.5 in charges relating to our customer affordability initiative. Excluding these charges, run-rate O&M expenses decreased $1.8 versus the prior-year quarter. This decrease reflects lower employee and benefit costs in the current-year quarter, combined with lowered expense levels for non-payroll operations expense and reductions in outside service costs. These favorable impacts were only partly offset by higher bad debt expense.

Depreciation and amortization expenses increased $4.0 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes, decreased $1.7, driven by lower pass-through gross receipts taxes that were partly offset by higher real estate and property taxes.

Other income declined by $2.9 versus the prior-year quarter, driven by the decrease in gas carrying cost credits of $3.2. Interest expense increased $0.4, primarily reflecting higher average short-term interest rates in the current year.

Resulting net income for the quarter ended June 30, 2024 decreased $3.0 versus the prior-year quarter. Net economic earnings, which excludes the charge for the customer affordability initiative, decreased $0.4 compared to last year.

Spire Alabama

	Three Months Ended June 30,
	2024	2023
Operating Income [GAAP]	$11.3	$10.2
Operation and maintenance expenses	33.7	33.4
Depreciation and amortization	18.4	17.5
Taxes, other than income taxes	8.3	9.3
Less: Gross receipts tax expense	(5.3)	(6.1)
Contribution Margin [Non-GAAP]	66.4	64.3
Natural gas costs	31.8	42.7
Gross receipts tax expense	5.3	6.1
Operating Revenues	$103.5	$113.1
Net Income	$2.9	$1.3

Operating revenues for the three months ended June 30, 2024 decreased $9.6 from the same period in the prior year. The decrease in operating revenue was principally due to a $13.9 decrease in gas cost recovery that was only partly offset by the current year customer usage charge reset of $2.7, combined with favorable RSE adjustments of $1.9.

Contribution margin was $2.1 higher versus the prior-year quarter, driven primarily by $2.0 favorable net rate adjustments under the RSE mechanism.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2024, were 6.3% colder than normal, but 4.3% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 231.8 million CCF for the three months ended June 30, 2024, compared with 237.0 million CCF for the same period in the prior year. Total off-system volume sold and transported were 28.2 million CCF for the current-year quarter, compared with 29.1 million CCF off-system volume sold and transported in last year’s third quarter.

O&M expenses for the three months ended June 30, 2024 increased $0.3 versus the prior-year quarter as lower employee benefit costs and reductions of outside service costs were offset by $0.6 of expenses relating to the customer affordability initiative.

Depreciation and amortization expenses were up $0.9, the result of continued investment in infrastructure upgrades. Interest expense for the current-year quarter decreased $0.8 versus the prior-year quarter, primarily the result of lower short-term borrowings more than offsetting higher short-term interest rates.

For the quarter ended June 30, 2024, resulting net income increased $1.6 versus the prior-year quarter. Net economic earnings, which removes the expenses of the customer affordability initiative, increased $2.0 versus the prior-year quarter.

EARNINGS – nine months ended June 30, 2024

This section contains discussion and analysis of the results for the nine months ended June 30, 2024 compared to the results for the nine months ended June 30, 2023, in total and by registrant and segment.

Spire

Net Income and Net Economic Earnings

The following tables reconcile the Company’s net economic earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2024
Net Income (Loss) [GAAP]	$249.4	$30.7	$18.5	$(21.8)	$276.8	$4.76
Adjustments, pre-tax:
Fair value and timing adjustments	0.1	(9.3)	—	—	(9.2)	(0.16)
Acquisition and restructuring activities	4.4	—	2.1	0.2	6.7	0.12
Income tax effect of adjustments*	(1.1)	2.3	(0.5)	—	0.7	0.01
Net Economic Earnings (Loss) [Non-GAAP]	$252.8	$23.7	$20.1	$(21.6)	$275.0	$4.73

Nine Months Ended June 30, 2023
Net Income (Loss) [GAAP]	$234.0	$28.9	$11.1	$(25.4)	$248.6	$4.51
Adjustments, pre-tax:
Fair value and timing adjustments	0.7	21.5	—	—	22.2	0.42
Acquisition activities	—	—	0.5	—	0.5	0.01
Income tax effect of adjustments*	(0.2)	(5.4)	—	—	(5.6)	(0.11)
Net Economic Earnings (Loss) [Non-GAAP]	$234.5	$45.0	$11.6	$(25.4)	$265.7	$4.83

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2024
Operating Income (Loss) [GAAP]	$401.1	$39.5	$29.5	$(1.6)	$—	$468.5
Operation and maintenance expenses	352.7	14.9	26.0	14.2	(12.6)	395.2
Depreciation and amortization	196.3	1.1	9.5	0.4	—	207.3
Taxes, other than income taxes	175.4	1.1	3.0	—	—	179.5
Less: Gross receipts tax expense	(113.3)	(0.2)	—	—	—	(113.5)
Contribution Margin [Non-GAAP]	1,012.2	56.4	68.0	13.0	(12.6)	1,137.0
Natural gas costs	1,035.1	46.9	0.9	—	(34.2)	1,048.7
Gross receipts tax expense	113.3	0.2	—	—	—	113.5
Operating Revenues	$2,160.6	$103.5	$68.9	$13.0	$(46.8)	$2,299.2

Nine Months Ended June 30, 2023
Operating Income (Loss) [GAAP]	$367.1	$36.7	$21.1	$(2.4)	$—	$422.5
Operation and maintenance expenses	350.9	16.2	20.1	14.4	(11.9)	389.7
Depreciation and amortization	181.6	1.0	6.0	0.4	—	189.0
Taxes, other than income taxes	176.2	1.1	1.9	—	—	179.2
Less: Gross receipts tax expense	(116.4)	(0.2)	—	—	—	(116.6)
Contribution Margin [Non-GAAP]	959.4	54.8	49.1	12.4	(11.9)	1,063.8
Natural gas costs	1,099.5	102.8	—	—	(26.8)	1,175.5
Gross receipts tax expense	116.4	0.2	—	—	—	116.6
Operating Revenues	$2,175.3	$157.8	$49.1	$12.4	$(38.7)	$2,355.9

Select variances for the  nine months ended June 30, 2024 compared to the  nine months ended June 30, 2023 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2024 Versus Fiscal 2023	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$15.4	$1.8	$7.4	$3.6	$28.2
Net Economic Earnings [Non-GAAP]	18.3	(21.3)	8.5	3.8	9.3
Operating Revenues	(14.7)	(54.3)	19.8	(7.5)	(56.7)
Contribution Margin [Non-GAAP]	52.8	1.6	18.9	(0.1)	73.2
Operation and Maintenance Expenses	1.8	(1.3)	5.9	(0.9)	5.5
Interest Expense					14.1
Other Income					7.9
Income Tax					11.6

The increase in interest expense reflects higher average interest rates and higher average balances on short-term debt versus the prior year. Further, weighted-average short-term interest rates were 5.74% in the current-year period versus 4.83% in the prior-year period.

Other income increased $7.9. Of this increase, $8.2 was the result of a gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring, resulting in the discontinuation of hedge accounting. This gain, combined with favorable mark-to-market valuations on unqualified retirement and investment trusts was only partly offset by lower gas carrying cost credits at Spire Missouri.

The change in income taxes is materially consistent with the change in pre-tax book income combined with a slight increase in the effective tax rate, as certain benefits in the prior year did not recur.

Gas Utility

For the nine months ended June 30, 2024, Gas Utility net economic earnings in the current year was $18.3 higher than the prior-year period with higher earnings across both Missouri and Alabama. Net income in the current year was $15.4 higher than the prior year, reflecting the current-year quarter’s $3.3 (after-tax) expense relating to the Company’s customer affordability initiative that is excluded from net economic earnings. These results are described in further detail below.

The $14.7 decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery) due to volume	$(79.2)
Spire Missouri – Volumetric usage (net of weather mitigation)	(11.9)
Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	24.5
Spire Missouri – 2022 rate case outcomes	22.9
Spire Alabama – RSE adjustments, net	12.3
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	11.8
Spire Missouri – Off-system sales and capacity release	7.9
All other factors	(3.0)
Total Variation	$(14.7)

Warmer weather across our utility footprint in the current year negatively impacted both gas cost recoveries and customer usage, particularly for Spire Missouri. Spire Missouri realized $63.6 lower gas cost recoveries in the current year, as the current-year lower volumes more than offset the higher PGA rates being charged to customers. Spire Missouri also experienced lower volumetric usage totaling $11.9 in the current year. These warmer weather impacts more than offset the $22.9 increase from Spire Missouri reflecting the final quarterly impact of implementing the 2022 rate order, $24.5 incremental revenues resulting from the reset of the Spire Alabama per customer usage charge (net of weather adjustment), favorable Spire Alabama RSE adjustments totaling $12.3, and increases in ISRS and off-system sales of $11.8 and $7.9, respectively, at Spire Missouri.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2022 rate case outcomes	$22.9
Spire Alabama – RSE adjustments, net	12.3
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	11.8
Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	9.7
Spire Missouri – Volumetric usage (net of weather mitigation)	(11.9)
All other factors	8.0
Total Variation	$52.8

Contribution margin increased $52.8 versus the prior year. The $22.9 increase attributable to the implementation of the 2022 Missouri rate case order, $12.3 favorable RSE adjustment at Spire Alabama, $11.8 increase in ISRS and $9.7 growth resulting from the reset of the Spire Alabama per customer usage charge (net of weather adjustment) combined to more than offset the $11.9 negative volume usage impact (net of weather mitigation) experienced by Spire Missouri in the current year.

O&M expenses for the nine months ended June 30, 2024 were $1.8 higher than the prior year, driven by the $4.4 expenses in the third quarter of the current year relating to the Company’s customer affordability initiative. Excluding these charges, the Gas Utility segment O&M decreased $2.6, reflecting lower operations expense, lower employee-related costs and reductions in outside service costs, partially offset by increased bad debt expense.

Taxes, other than income taxes, decreased $0.8, as lower gross receipts taxes totaling $3.1 offset increases in property and real estate taxes. Depreciation and amortization expenses for the nine months ended June 30, 2024 were $14.7 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense increased $9.0 to $112.2 reflecting higher average net debt levels and higher short-term interest rates. Other income decreased $1.1 in the current year, primarily the result of lower gas carrying credits at Spire Missouri that were only partly offset by favorable mark-to-market valuations on unqualified retirement trusts.

Gas Marketing

The $21.3 year-over-year decline in net economic earnings primarily reflects very favorable market conditions in the prior year that did not recur this year. Net income’s inclusion of $23.1 (after-tax) favorable mark-to-market activity offset the decline in business conditions.

Revenues in the current year decreased $54.3 and contribution margin decreased $29.2 (after removing the $30.8 pre-tax favorable mark-to-market activity) versus the prior-year period, reflecting the lower current-year asset optimization opportunities outlined above. Operating expenses decreased by $1.3 year-over-year, due primarily lower employee-related costs.

Midstream

Net economic earnings and net income for the Company’s Midstream segment for the nine months ended June 30, 2024 versus the prior-year period increased $8.5 and $7.4, respectively. The increase was driven by higher storage earnings, reflecting additional capacity and contract renewals at higher rates at Spire Storage West and higher contracted rates at Salt Plains effective during the third quarter. NEE results also reflect the Spire Storage Salt Plains and MoGas acquisitions. Net income was impacted by $1.1 (after-tax) in acquisition transaction expenses incurred in the current year relating to the acquisition of MoGas.

Revenues in the current year increased $19.8 versus the prior-year period, due primarily to the acquisitions of Spire Storage Salt Plains and MoGas and increased Spire Storage West revenues attributable primarily to the previously mentioned new capacity and rates in the third quarter of the current year. O&M expenses increased by $5.9 year-over-year, due primarily to operating expenses associated with the before-mentioned acquisitions, combined with transaction costs related to MoGas.

Other

The Company’s other activities generated a $21.6 net economic loss in the nine months ended June 30, 2024, $3.8 lower than the prior-year period. The improved results were driven by the current-year $8.2 gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring considering changes in debt issuance strategy due to the interest rate environment, resulting in the discontinuation of hedge accounting. This gain more than offset higher interest expense and slightly lower corporate costs in the current year.

Spire Missouri

	Nine Months Ended June 30,
	2024	2023
Operating Income [GAAP]	$233.4	$222.7
Operation and maintenance expenses	226.3	225.6
Depreciation and amortization	129.2	117.8
Taxes, other than income taxes	131.0	132.0
Less: Gross receipts tax expense	(82.8)	(86.6)
Contribution Margin [Non-GAAP]	637.1	611.5
Natural gas costs	830.8	887.9
Gross receipts tax expense	82.8	86.6
Operating Revenues	$1,550.7	$1,586.0
Net Income	$145.4	$145.6

Revenues for the nine months ended June 30, 2024 were $35.3 lower than the comparable prior-year period. A key driver was a decrease in gas recovery (PGA) totaling $63.6. Higher rates in the current year were more than offset by lower volumetric usage. This lower volume usage decreased revenues versus the prior year by $11.9. These negative impacts were only partly offset by an increase of $22.9 attributable to the impact of the 2022 rate order (new rates became effective the last week of December 2022) and higher ISRS and off-system sales of $11.8 and $7.9, respectively.

Contribution margin for the nine months ended June 30, 2024 increased $25.6 from the same period in the prior year. The previously mentioned timing of the 2022 rate case implementation generated $22.9 incremental contribution combined with $11.8 higher ISRS more than offset the $11.9 impact of lower volumes.

Degree days in Spire Missouri’s service areas during the nine months ended June 30, 2024, were 18.6% warmer than normal, and 10.2% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 1,299.6 million CCF for the current-year period, compared with 1,435.3 million CCF for the prior-year period. Total off-system volume sold and transported were 37.0 million CCF for the current-year, compared with 14.2 million CCF a year ago.

Reported O&M expenses for the current-year quarter increased $0.7 versus the prior year. Excluding the $3.5 of charges in the current-year third quarter relating to the Company’s customer affordability initiative, run rate O&M expenses are $2.8 lower than the comparable prior-year period. This reduction of current year O&M was driven by non-payroll operations expense and lower outside services costs, partially offset by higher insurance and bad debt expenses.

Depreciation and amortization expenses increased $11.4 versus the prior-year period due to ongoing capital investments. Taxes, other than income taxes, decreased $1.0, as lower pass-through gross receipts taxes more than offset higher property taxes in the current year.

Other income decreased $0.9, as lower gas carrying cost credits were not totally offset by favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $9.4, reflecting higher short-term interest rates in the current year and the $400 in long-term debt that was issued in the prior-year second quarter.

Resulting net income for the nine months ended June 30, 2024 was flat versus the prior-year comparable period. Net economic earnings increased $2.0 after removing expenses primarily related to the current year customer affordability initiative.

Spire Alabama

	Nine Months Ended June 30,
	2024	2023
Operating Income [GAAP]	$137.7	$119.4
Operation and maintenance expenses	103.3	103.0
Depreciation and amortization	54.5	51.5
Taxes, other than income taxes	36.4	36.0
Less: Gross receipts tax expense	(26.3)	(25.5)
Contribution Margin [Non-GAAP]	305.6	284.4
Natural gas costs	173.2	173.9
Gross receipts tax expense	26.3	25.5
Operating Revenues	$505.1	$483.8
Net Income	$84.7	$70.5

Operating revenues for the nine months ended June 30, 2024 increased $21.3 from the same period in the prior year. The increase in operating revenue was principally due to the $24.5 impact of the current year customer usage charge reset net of weather adjustments, combined with favorable RSE adjustments of $12.3. These favorable impacts were only partly offset by a $15.6 decrease in gas cost recovery.

Contribution margin was $21.2 higher versus the prior-year comparable period, primarily driven by $12.3 favorable net rate adjustments under the RSE mechanism and $9.7 relating to the customer usage charge reset (net of weather adjustments). This increase was slightly offset by a $0.6 decrease attributable to lower off-system sales.

As measured in degree days, temperatures in Spire Alabama’s service area during the nine months ended June 30, 2024, were 9.0% warmer than normal, but 12.8% colder than a year ago. Spire Alabama’s total system volume sold and transported were 783.9 million CCF for the nine months ended June 30, 2024, compared with 784.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 62.1 million CCF for the current year, compared with 57.2 million CCF off-system volume sold and transported in last year’s comparable period.

O&M expenses for the nine months ended June 30, 2024 were essentially flat versus the comparable prior-year period, as lower employee-related costs and lower non-employee operating expenses, were mostly offset by the current year $0.6 charge relating to the Company’s customer affordability initiative.

Depreciation and amortization expenses were up $3.0, the result of continued investment in infrastructure upgrades. Interest expense for the current-year period decreased $0.5 versus the prior-year period, as average lower levels of short-term debt offset higher short-term interest rates.

For the nine months ended June 30, 2024, resulting net income increased $14.2 versus the prior-year period. Net economic earnings, which removes the customer affordability initiative charge in the current year, increased $14.6.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Nine Months Ended June 30,
Cash Flow Summary	2024	2023
Net cash provided by operating activities	$829.5	$404.1
Net cash used in investing activities	(802.0)	(516.4)
Net cash (used in) provided by financing activities	(19.6)	116.8

For the nine months ended June 30, 2024, net cash from operating activities improved $425.4 from the corresponding period of fiscal 2023. The key drivers of the favorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section, particularly the prior-year decreases in accounts payable and inventories and the current-year decrease in net regulatory assets.

For the nine months ended June 30, 2024, net cash used in investing activities was $285.6 greater than for the same period in the prior year. Payments for business acquisitions (net of cash acquired) were $175.9 for MoGas this year and $37.0 for Spire Storage Salt Plains last year. Total capital expenditures were $148.2 higher than last year, with a $62.3 spending increase in the Utilities and an $87.5 increase for Midstream (Spire Storage West expansion).

Lastly, for the nine months ended June 30, 2024, net cash flows from financing activities changed $136.4 versus the nine months ended June 30, 2023. In the first nine months of fiscal 2024, there was a $166.1 reduction of debt, while debt increased $243.9 in the first nine months of fiscal 2023. The relative cash outflow from that change was only partially offset by the increase in stock issuance this year. Cash from the issuance of common stock in the current-year period included the $112.2 settlement of forward sales under its ATM program and the $175 settlement of equity units, described in Note 4 of the Notes to Financial Statements in Item 1.

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

Spire’s material cash requirements as of June 30, 2024, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. There were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023. Total Company capital expenditures are planned to be $830 for fiscal 2024.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to capital markets and will have sufficient capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of June 30, 2024, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB	Baa2
Spire Inc. preferred stock	BBB-	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	BBB+	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of June 30, 2024.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,300.0 of commercial paper or through the use of Spire’s $1,300.0 revolving credit facility. For information about short-term borrowings, see Note 6, Financing, of the Notes to Financial Statements in Item 1.

Long-term Debt and Equity

At June 30, 2024, Spire had outstanding principal of long-term debt totaling $3,751.1, of which $1,798.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $223.1 was issued by other subsidiaries. For information about long-term debt issued this fiscal year, see Note 6, Financing, of the Notes to Financial Statements in Item 1.

Effective March 5, 2022, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount of up to $800.0 for financings placed any time before December 31, 2024. Under this authorization through June 2024, Spire Missouri has issued $79.1 of common stock and $400.0 of first mortgage bonds. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 224,371 and 218,716 shares at June 30, 2024 and July 28, 2024, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

For more information about the issuance of common stock, including Spire’s “at-the-market” (ATM) equity distribution agreement and the settlement of equity units, see Note 4, Shareholders’ Equity, of the Notes to Financial Statements in Item 1.

Including the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% and 44% equity at June 30, 2024 and September 30, 2023, respectively.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the nine months ended June 30, 2024.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2024, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At June 30, 2024, the following swaps were outstanding:

Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2024 Mark-to-Market (Loss) Gain	Net Asset
Quarter 1, fiscal 2022	10	$50.0	1.4918%	$(0.7)	$8.9
Quarter 2, fiscal 2022	10	75.0	1.6475%	(1.1)	12.5
Quarter 2, fiscal 2022	10	25.0	1.7460%	(0.4)	4.0
Quarter 1, fiscal 2023	10	50.0	3.4480%	(1.1)	1.3
Quarter 3, fiscal 2023	10	25.0	2.9020%	(0.5)	1.7
Quarter 3, fiscal 2023	10	25.0	3.0180%	(0.6)	1.4
Quarter 1, fiscal 2024	10	25.0	3.5250%	0.5	0.5
Quarter 1, fiscal 2024	10	25.0	3.5350%	0.5	0.5
Quarter 1, fiscal 2024	10	25.0	3.4500%	0.6	0.6
Quarter 1, fiscal 2024	10	25.0	3.4000%	0.7	0.7
Quarter 3, fiscal 2024	10	50.0	3.8225%	0.1	0.1
		$400.0		$(2.0)	$32.2

As of June 30, 2024, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $32.2 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2024 – April 30, 2024	121	$59.50	—	—
May 1, 2024 – May 31, 2024	—	—	—	—
June 1, 2024 – June 30, 2024	—	—	—	—
Total	121	59.50	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2024, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	July 31, 2024	By:	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	July 31, 2024	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	July 31, 2024	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)