Form 10-K
period 2024-09-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2024-11-20
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $3,459,394,269 as of March 31, 2024. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock, as of November 15, 2024, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	57,757,260
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	25,855
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 18, 2024 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.
APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange
ASC	Accounting Standards Codification	O&M	Operation and maintenance expense
ASU	Accounting Standards Update	OCI	Other comprehensive income or loss
CCF	A gas measurement which represents a unit of volume equal to one hundred cubic feet	OFO	Operational Flow Order
CCM	Cost Control Measure	PGA	Purchased Gas Adjustment
Company	Spire and its subsidiaries unless the context suggests otherwise	RSE	Rate Stabilization and Equalization
EPS	Earnings per share	SEC	U.S. Securities and Exchange Commission
ESR	Enhanced Stability Reserve	Spire	Spire Inc.
FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.
FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi
GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.
Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.
Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.
GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.
ICE	Intercontinental Exchange	Spire MoGas Pipeline	Spire MoGas Pipeline LLC, a 263-mile FERC-regulated natural gas pipeline, together with Omega Pipeline, a connected 75-mile distribution system in Missouri
ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it owns and operates to deliver natural gas into eastern Missouri
Midstream	Segment including Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC
MMBtu	Million British thermal units	U.S.	United States
MoPSC	Missouri Public Service Commission	Utilities	Spire Missouri, Spire Alabama, and the subsidiaries of Spire EnergySouth
MSPSC	Mississippi Public Service Commission

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

Item 1. Business

OVERVIEW

Spire Inc. (“Spire” or the “Company”) was formed in 2000 and is the holding company for Spire Missouri Inc. (“Spire Missouri”), Spire Alabama Inc. (“Spire Alabama”), other gas utilities, and gas-related businesses. Spire Missouri was formed in 1857, and Spire Alabama was formed in 1948 by the merger of two gas companies. Spire is committed to transforming its business and pursuing growth through growing organically, investing in infrastructure, and advancing through innovation. The Company has three reportable business segments: Gas Utility, Gas Marketing and Midstream, which are further described below.

The Gas Utility segment includes the regulated operations of Spire Missouri, Spire Alabama, Spire Gulf Inc. (“Spire Gulf”) and Spire Mississippi Inc. (“Spire Mississippi”) (collectively, the “Utilities”). Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April of each fiscal year.

The Gas Marketing segment includes Spire Marketing Inc. (“Spire Marketing”), a wholly owned subsidiary providing natural gas marketing services.

The Midstream segment includes Spire STL Pipeline LLC (“Spire STL Pipeline”), Spire MoGas Pipeline LLC (“Spire MoGas Pipeline”), and Spire Storage (consisting of the operations of Spire Storage West LLC and Spire Storage Salt Plains LLC), which are subsidiaries engaged in the transportation and storage of natural gas.

Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

Company News and Information

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

Human Capital Resources

As of September 30, 2024, Spire had 3,475 employees, including 1,922 for Spire Missouri and 765 for Spire Alabama. We believe that:

1.	the safety and well-being of our employees is one of our most important responsibilities,
2.	the development, education and advancement of employees is key to our sustainability, and
3.	embracing an inclusive workforce full of diverse backgrounds and perspectives drives innovation.

We continue to implement processes, procedures and programs that reflect our focus on consistently reducing our employee injury and motor vehicle accident rates. Our Good Catch Close Call program encourages employees to proactively identify, mitigate and report workplace hazards, reducing potential work-related injuries. We also utilize safety cameras in all Company vehicles, which are accompanied by real-time, in-cab driver alerts and virtual and managed driver coaching, to promote safe driving habits. In 2024, core driving metrics showed significant improvements in areas of speed, following distance, distracted driving and positive driving behaviors. Also in 2024, senior management began to engage with safety leaders throughout the Company in new and more direct ways to promote safety awareness, communications, alignment of priorities and to address pressing issues in the field.

Supporting wellness, we offer incentives for weight management and gym membership, as well as employee assistance programs to provide counseling services and emotional support, and we have a formalized comprehensive well-being program that focuses on the physical, emotional, social and financial health of every employee.

All employees have access to developmental assessments, customized training, specialized degree programs, and partnerships with best-in-class organizations related to industry courses, leadership and management workshops and computer application development seminars. In 2024, we rolled out 2 new leadership programs. The Leadership Development Series is tailored for Spire directors, managing directors and officers. The program includes two core workshops focused on exemplary leadership practices and inclusivity. The second program, Leading the Field, is designed for leaders of people in field operations and includes two-day, instructor-led sessions and computer-based training with manager touchpoints. In addition, all employees are eligible for up to $6,000 per year in tuition assistance and have access to the Spire Learning Center, our robust internal learning management system. In their first year, each construction and maintenance employee receives 80 hours of safety training, while each service and installation employee receives 200 hours of training. Field operations employees average 24 hours of technical and procedural training annually.

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

The following table presents the Company’s various labor agreements as of September 30, 2024.

		Employees	Contract Start	Contract End
Union	Local	Covered	Date	Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied-Industrial and Service Workers International Union (USW)	884	66	August 1, 2024	July 31, 2027
USW	11-6	896	August 1, 2024	July 31, 2027
USW	11-6-03	70	August 1, 2024	July 31, 2027
USW	12561	134	August 1, 2022	July 31, 2025
USW	14228	41	August 1, 2022	July 31, 2025
USW	11-267	28	August 1, 2022	July 31, 2025
International Brotherhood of Electrical Workers	53	1	October 1, 2022	September 30, 2025
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	210	August 1, 2022	July 31, 2025
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	50	August 1, 2022	July 31, 2025
Total Spire Missouri		1,496

Spire Alabama
USW	12030	196	May 1, 2023	April 30, 2026
United Association of Gas Fitters	548	201	May 1, 2022	April 30, 2025
Total Spire Alabama		397

Spire Gulf
USW	541	62	August 1, 2023	July 31, 2026

Total Spire		1,955

GAS UTILITY

Overview

Spire Missouri is a public utility engaged in the purchase, retail distribution and sale of natural gas. Spire Missouri is the largest natural gas distribution utility system in Missouri, serving approximately 1.2 million residential, commercial and industrial customers in St. Louis, Kansas City, and other areas in Missouri. Spire Missouri purchases natural gas in the wholesale market from producers and marketers and ships the gas through interstate pipelines into its own distribution facilities for sale to residential, commercial and industrial customers. Spire Missouri also transports gas through its distribution system for certain larger customers who buy their own gas on the wholesale market. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the Missouri Public Service Commission (MoPSC), primarily through rate cases that can take up to eleven months to be finalized. The earnings of Spire Missouri are primarily generated by the sale of heating energy.

Spire Alabama is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers. Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the Alabama Public Service Commission (APSC). Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Spire Alabama also transports gas through its distribution system for certain large commercial and industrial customers for a transportation fee. For most of these transportation service customers, Spire Alabama also purchases gas on the wholesale market for sale to the customer upon delivery to the Spire Alabama distribution system. All Spire Alabama services are provided to customers at rates and in accordance with tariffs authorized by the APSC.

Spire Gulf and Spire Mississippi (collectively, “Spire EnergySouth”) are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in the Mobile, Alabama area and south-central Mississippi. Spire Gulf is regulated by the APSC, and Spire Mississippi is regulated by the Mississippi Public Service Commission (MSPSC).

The Utilities seek to provide reliable natural gas services at a reasonable cost, while maintaining and building secure and dependable infrastructures. The Utilities’ strategies focus on improving both performance and the ability to recover their authorized distribution costs and rates of return. The Utilities’ distribution costs are the essential, primarily fixed, expenditures they must incur to operate and maintain more than 60,000 miles of mains and services comprising their natural gas distribution systems and related storage facilities. The Utilities’ distribution costs include wages and employee benefit costs, depreciation and maintenance expenses, and other regulated utility operating expenses, excluding natural and propane gas expense. Distribution costs are considered in the rate-making process, and recovery of these types of costs is included in revenues generated through the Utilities’ tariff rates approved by their respective public service commissions.

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

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment (PGA) clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment (GSA) rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2024, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

Operating Revenues, Customers, Franchises and Competition

The following tables present information on Spire’s revenues and volume sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2024, 2023 and 2022.

Gas Utility Operating Revenues
(% of Total)	2024	2023	2022
Residential	66%	67%	73%
Commercial & Industrial	24%	25%	17%
Transportation	5%	5%	6%
Other	5%	3%	4%
Total	100%	100%	100%

Gas Utility Volume Sold and Transported
(In millions of CCF)	2024	2023	2022
Residential	890.8	965.3	994.7
Commercial & Industrial	437.9	468.7	468.9
Transportation	1,621.1	1,662.9	1,617.6
Interruptible	10.6	10.9	11.8
Total System	2,960.4	3,107.8	3,093.0
Off-System	129.1	112.9	82.0
Total	3,089.5	3,220.7	3,175.0

Gas Utility Customers	2024	2023	2022
Residential	1,627,111	1,621,822	1,618,515
Commercial & Industrial	112,744	112,753	113,077
Transportation	1,029	1,013	1,023
Interruptible	44	45	50
Total	1,740,928	1,735,633	1,732,665

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2024 was 1,208,565 and 430,282, respectively.

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

Residential, commercial, and industrial customers represent approximately 93% and 84% of fiscal 2024 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Spire Missouri and Spire Alabama offer gas transportation service to its large commercial and industrial customers. Transportation customers represent approximately 2% and 15% of fiscal 2024 operating revenues for Spire Missouri and Spire Alabama, respectively. The Spire Missouri tariff approved for that type of service produces a margin similar to that which Spire Missouri would have received under their regular sales rates. Similarly, Spire Alabama’s tariff is based on Spire Alabama’s sales profit margin so that operating margins are unaffected.

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

In fiscal 2024, Spire Missouri purchased natural gas from 29 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service areas included 40.3 billion cubic feet (Bcf) through the Southern Star Central Gas Pipeline, Inc. (Southern Star) system, 28.1 Bcf through the Enable Mississippi River Transmission LLC (MRT) system, 23.0 Bcf through the Spire STL Pipeline, 7.2 Bcf through the Tallgrass Interstate Gas Transmission, LLC (TIGT) system, 9.1 Bcf through the Panhandle Eastern Pipe Line Company, LP (PEPL) system, and 0.7 Bcf through the Rockies Express Pipeline, LLC (REX) system. Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 50.3 Bcf to them through its distribution system.

The fiscal 2024 peak day send out of natural gas to Spire Missouri East customers, including transportation customers, occurred on January 14, 2024. The average temperature was 0.4 degrees Fahrenheit in St. Louis, and on that day Spire Missouri East customers consumed 1.03 Bcf of natural gas. This peak day demand was met with natural gas transported to St. Louis through the MRT, Missouri Gas Pipeline LLC (now Spire MoGas Pipeline), Spire STL Pipeline, and Southern Star transportation systems, and from Spire Missouri’s on-system storage.

The fiscal 2024 peak day send out of natural gas to Spire Missouri West customers, including transportation customers, occurred on January 14, 2024. The average temperature was -9 degrees Fahrenheit in Kansas City, and on that day Spire Missouri West customers consumed 0.90 Bcf of natural gas. This peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

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

In fiscal 2024, Spire Alabama purchased natural gas from 23 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which one supplier is under a long-term supply agreement. Approximately 55.8 Bcf was purchased for delivery by Southern Natural Gas, 1.1 Bcf by BBT-AlaTenn, 4.4 Bcf by Transco, and 16.1 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2024 peak day send out for Spire Alabama was 0.6 Bcf of natural gas on January 20, 2024, when the average temperature was 20 degrees Fahrenheit in Birmingham, of which 86% was met with supplies transported through Southern Natural Gas, Transco, and intrastate facilities. The remaining 14% was fulfilled with LNG.

Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.

Natural Gas Storage

Spire Missouri believes it currently has ample storage capacity to meet the demands of its distribution system, particularly to augment its supply during peak demand periods. Spire Missouri has a contractual right to store 22.0 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.0 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 1 through November 1 and require the withdrawal from storage of all but 4.4 Bcf from November 1 through May 1. Southern Star tariffs allow both injections and withdrawals into storage year-round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.

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

Regulatory and Environmental Matters

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

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and related services throughout the U.S., which includes customers inside and outside of the Utilities’ service areas. For fiscal 2024 and 2023, Spire Marketing volumes averaged 1.32 Bcf/day and 1.40 Bcf/day, respectively. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business. The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from pipeline companies directly and from other parties through the secondary capacity market. Throughout fiscal 2024, Spire Marketing held approximately 1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2024, Spire Marketing has contracted for approximately 18 Bcf of such storage and park and loan capacity for the 2024-2025 winter season.

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

MIDSTREAM

Spire’s midstream operations consist of Spire Storage West, Spire Storage Salt Plains (jointly, “Spire Storage”), Spire STL Pipeline, and Spire MoGas Pipeline, all at least partially under the jurisdiction of the Federal Energy Regulatory Commission (FERC).

Spire Storage West, located in southwestern Wyoming, consists of two storage fields operating under one FERC market-based rate tariff currently authorized to provide up to 55 Bcf of natural gas storage capacity to customers primarily in the western region of the U.S. The actual storage capacity was approximately 23 Bcf as of September 30, 2024, and management is in the process of expanding it to 39 Bcf by 2025.

Spire Storage Salt Plains is located in north central Oklahoma and serves markets in the midcontinent and midwestern U.S. Spire Storage Salt Plains is connected to Southern Star Pipeline and Oklahoma Gas Transmission. The facility operates under intrastate regulation with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services and has a certificated capacity of 13 Bcf.

Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Charles County and St. Louis County, Missouri, including Spire MoGas Pipeline and Spire Missouri’s storage facility, and its operating revenue is derived primarily from Spire Missouri as its foundation shipper.

Spire MoGas Pipeline (or simply “MoGas”) comprises a 263-mile FERC-regulated natural gas pipeline and a connected 75-mile gas distribution system. The MoGas pipeline, connected to the Rockies Express Pipeline, Panhandle Eastern Pipeline, Mississippi River Transmission and Spire STL Pipeline, serves natural gas utilities/municipals in western St. Louis and south-central Missouri. The distribution system serves the U.S. Army’s Fort Leonard Wood near Rolla, Missouri.

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

In March 2024, the SEC adopted climate disclosure rules to enhance and standardize climate-related disclosures by public companies for more consistent, comparable, and reliable information about the financial effects of climate-related risks on operations and how companies manage those risks. These rules have been stayed due to pending litigation but could become effective in the future. To the extent these rules become effective, the Company’s efforts to comply could require significant additional expenditures.

Regulation of the Utilities’ businesses may impact rates they are able to charge, costs, and profitability.

The Utilities are subject to regulation by federal, state and local authorities. At the state level, the Utilities are regulated in Missouri by the MoPSC, in Alabama by the APSC, and in Mississippi by the MSPSC. These state public service commissions regulate many aspects of the Utilities’ distribution operations, including construction and maintenance of facilities, operations, safety, the rates the Utilities may charge customers, the terms of service to their customers, transactions with their affiliates, the rate of return they are allowed to realize, and the accounting treatment for certain aspects of their operations. For further discussion of these accounting matters, see Regulatory Accounting under Critical Accounting Estimates in Item 7.

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

The MoPSC also approves Spire Missouri’s Infrastructure System Replacement Surcharge (ISRS). The ISRS allows Spire Missouri expedited recovery for its investment to upgrade its infrastructure and enhance its safety and reliability without the necessity of a formal rate case. Such investments are subject to review, and there is risk that any material disallowance of costs under ISRS could adversely affect the timing of revenues and cash flows. Without legislative action, the ISRS statute related to gas utilities will expire on August 28, 2029.

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

The PHMSA amendment to the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020 is anticipated to go into effect in 2028. This would, among other things, increase the frequency of leak detection surveys, promote advanced leak detection programs, and require accelerated repair of leaks found.

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

As such, pipeline owners and operators are required to establish and execute a TSA-approved Cybersecurity Implementation Plan, develop and maintain a Cybersecurity Incident Response Plan, and establish a Cybersecurity Assessment Program. To date, Spire is compliant with these requirements.

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

The Utilities and Midstream companies are subject to federal, state and local environmental laws and regulations affecting many aspects of their present and future operations. These laws and regulations require these businesses to obtain and comply with a wide variety of environmental licenses, permits, inspections, and approvals. Failure to comply with these laws and regulations and failure to obtain any required permits and licenses may result in costs in the form of fines, penalties, business interruptions or other enforcement actions, which may be material. In addition, existing environmental laws and regulations could be revised or reinterpreted and/or new laws and regulations could be adopted or become applicable to these companies or their facilities, thereby impacting the cost of compliance. With the overturning of the 40-year-old “Chevron Doctrine” on June 28, 2024, which had provided for deference to agencies’ interpretation of regulations in litigation against those agencies, there is additional uncertainty going forward regarding current and future regulatory interpretations. The discovery of presently unknown environmental conditions, including former manufactured gas plant sites, and adverse claims under environmental laws and regulations may result in expenditures and liabilities, which could be material. To the extent environmental compliance costs are self-insured, or not fully covered by insurance or recovered in rates from customers, those costs may have an adverse effect on financial condition and results of operations.

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

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies and application of tax rules which included the use of bonus depreciation deductions for certain expenditures for property. As a result, the Company generated large annual taxable losses that have resulted in significant federal and state net operating losses. The Company plans to utilize these net operating losses in the future. The value of these net operating losses could be reduced if the Company cannot generate enough taxable income in the future to utilize all of the net operating losses generated prior to the Tax Cuts and Jobs Act of 2017 (TCJA) before they expire due to income tax policy changes, lower-than-expected financial performance and/or regulatory actions. The major provisions of the TCJA will expire on December 31, 2025, unless Congress extends them.

Changes to income tax policy, laws and regulations, including but not limited to changes in tax rates, could adversely impact the Company. Those impacts could include reducing the value of its net operating losses and could result in material charges to earnings. Further, the Company’s financial condition and results of operations may be adversely impacted.

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

Natural gas transportation, distribution and storage activities inherently involve a variety of integrity issues, hazards and operations risks, such as leaks, accidental explosions, blowouts, damage caused by third parties, activities of contractors, and mechanical problems, which could cause substantial financial losses. In addition, these risks could result in serious injury to employees and non-employees, loss of human life, significant damage to property, environmental pollution, impairment of operations, and substantial losses to the Company and its subsidiaries. The location of pipelines and storage facilities near populated areas, including residential areas, commercial business centers, and industrial sites, could increase the level of damages resulting from these risks. Similar risks also exist for Spire Missouri’s propane storage, transmission and minor distribution operations. These activities may subject the Company to litigation or administrative proceedings. Such litigation or proceedings could result in substantial monetary judgments, fines, penalties, business interruption or other enforcement actions against the Company and its subsidiaries or be resolved on unfavorable terms. In accordance with customary industry practices, the Utilities and other Spire businesses maintain insurance against a significant portion, but not all, of these risks and losses. To the extent the occurrence of any of these events is self-insured or not fully covered by insurance, it could adversely affect the financial condition and results of operations of the Company and its subsidiaries.

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

Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance these efforts to date would protect against all potential issues related to the loss of any such technologies or the Company’s use of such technologies. While the Company assesses the cyber protection of its vendors, the Company’s use of an outside party presents a cyber exposure that must also be carefully managed.

A cyberattack may disrupt the Company’s operations or lead to a loss or misuse of confidential and proprietary information or potential liability.

The Company is subject to cybersecurity risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company, its subsidiaries, or its third-party vendors in the normal course of business, as well as breaches in the technology that manages natural gas supply and control operations and other business processes. A loss of confidential or proprietary data or security breaches of technology for operations or business processes could adversely affect the Company’s reputation, diminish customer confidence, disrupt operations, and subject the Company to possible financial liability, any of which could have a material effect on its financial condition and results of operations. Despite Company policy restrictions on artificial intelligence (AI), whitelisting of sites, and contractual limitations on vendors’ use of AI, there is also a risk of inadvertent sharing of confidential or proprietary data through the inappropriate use of open AI tools.

The Company acknowledges increased dependence on technology increases its exposure to cyberattack. The Company closely monitors both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is self-insured or not covered by insurance, it could adversely affect the Company’s financial condition and results of operations. On July 26, 2023, the SEC adopted its final rule on Cybersecurity Risk Management, Strategy, Governance and Incident Disclosure to provide investors information on how public companies manage their cyber risks (see Item 1C) and to require timely disclosure of material cyber events, which increases compliance risk.

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

As with most businesses, there are operations and business risks inherent in the activities of Spire’s subsidiaries or even the activities of its vendors. If, in the normal course of business, Spire or any of its subsidiaries becomes a party to litigation, such litigation could result in substantial monetary judgments, fines, penalties, business interruption or other enforcement actions or be resolved on unfavorable terms. In accordance with customary practice, Spire and its subsidiaries secure strong contractual indemnification requirements where available and maintain insurance against a significant portion of, but not all, risks and losses, though it does reinsure a portion of the risk from certain of Spire’s insurers through its captive insurance company. Spire and its operating companies employ many strategies to gain assurance such risks are appropriately managed, mitigated, or insured, as appropriate. To the extent a loss is self-insured or not fully covered by insurance or other risk mitigation strategies, that loss could adversely affect Spire’s and/or its subsidiaries’ financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Managing risk related to cybersecurity is a top priority for Spire, and the Company remains focused on addressing threats that would jeopardize the confidentiality, integrity and availability of stakeholders’ information or the ability to continue providing safe and reliable service to customers. To date, Spire has not experienced any material cybersecurity breach that impacts the Company’s business strategy, results of operations, or financial condition.

Risk Management

Enterprise risk management (ERM) at Spire oversees significant risks to the Company’s ability to successfully execute on strategy and achieve corporate objectives. Spire’s ERM is based on a structured, comprehensive process that leverages ISO 31000:2018, adopted and customized to the Company’s needs, utilizing an ongoing process of risk identification, evaluation, treatment, integration and monitoring. ERM helps assess priorities and facilitate decision-making for resource allocation as it relates to risk management. Two risks prioritized by our Enterprise Risk Oversight Committee related to cybersecurity are cyber threats and vendor management. Additionally, the ERM process is structured to integrate with operational levels, where risk is managed, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework 2.0 utilized by the Company’s Information Security function for managing cybersecurity.

Governance

Spire’s Board of Directors (“Board”) recognizes the significance of cybersecurity risk and has therefore retained oversight of cybersecurity rather than delegating this risk to a committee of the Board. Every regular meeting of the Board includes a cybersecurity report provided by the Company’s Chief Information Officer and the Managing Director of Information Security. These reports focus on developments within the Company’s cybersecurity program and provide an update on any cybersecurity events or concerns. The Board recently added a new director with expertise in cybersecurity to assist the Board to appropriately oversee the Company’s efforts.

Spire’s cybersecurity program is led by the Chief Information Officer and the Managing Director of Information Security, who together have over 40 years of experience in information technology and cybersecurity, along with a cross-functional team of technology, legal, physical security and risk leaders. Internal Audit provides assurances of risk management activities, including certain third-party cybersecurity activities, such as penetration testing.

Strategy/Approach

Spire’s cybersecurity team developed a five-year strategic roadmap in 2020, which is reviewed and updated annually. A NIST-based maturity assessment is also conducted annually to assess Spire’s current maturity level and is used to establish initiatives to drive capabilities in key focus areas. Such initiatives were updated to align with federal security directives issued in 2021, with a key focus on increasing overall visibility into the environment to better correlate potential security related items; completing segregation and dependency from the enterprise and industrial control systems environments; and establishing defined policies and procedures to enhance overall governance and risk management.

In addition to these strategic efforts, the Company works closely with federal agencies, including the U.S Department of Homeland Security, TSA and the local FBI chapter, and is actively involved in industry information sharing groups.

The Company’s cybersecurity function is staffed with dedicated professionals who continuously monitor risks and evaluate the resiliency and effectiveness of the architecture and defenses within Spire’s systems. The Company also maintains policies, procedures and standards to manage conduct within Spire and to be prepared for new cybersecurity threats and events. The cybersecurity program involves a variety of training and education to increase awareness of cybersecurity threats through mandatory annual security awareness training for all employees, quarterly phishing campaigns, and table-top exercises. The Company also engages third parties to evaluate potential risks through external penetration testing to assess the efficacy of systems.

Spire maintains business continuity plans to guide the Company’s response to a potential cybersecurity event. These plans are regularly reviewed, tested and updated to ensure they meet the evolving needs of the Company in this area. The Company also conducts annual disaster recovery exercises to test the efficacy of core systems in the event of a catastrophic incident.

Item 2. Properties

Spire

Refer to the information below about the principal properties of Spire Missouri and Spire Alabama. The Spire EnergySouth utilities own more than 5,000 miles of pipelines. Other properties of Spire and its subsidiaries do not constitute a significant portion of its properties. For information on leases, see Note 17, Leases, of the Notes to Financial Statements in Item 8.

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

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire as of November 20, 2024, along with their ages (as of September 30, 2024), positions and business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. L. Lindsey	58	President and Chief Executive Officer	October 2023
		Executive Vice President, Chief Operating Officer (until October 2023)	January 2020
		Executive Vice President, Chief Executive Officer of Gas Utilities and Distribution Operations (until December 2019)	October 2012
		Chief Executive Officer, Spire Missouri	December 2018
		Chief Executive Officer, Spire Alabama	September 2014

S. E. Doyle (3)	53	Executive Vice President, Chief Operating Officer	January 2024

S. P. Rasche	64	Executive Vice President, Chief Financial Officer	November 2013
		Chief Financial Officer, Spire Missouri (until January 2020)	May 2012
		Chief Financial Officer, Spire Alabama (until January 2020)	September 2014

M. J. Aplington	43	Vice President, Chief Legal Officer	January 2024
		General Counsel, Spire Alabama	October 2023
		General Counsel, Spire Missouri	January 2020

G. J. Gorla	61	Vice President, Chief Human Resources Officer	June 2015
		Vice President, Human Resources, Spire Missouri and Spire Alabama	June 2015

J. B. Hampton	50	President, Spire Alabama	December 2018

R. L. Hyman	47	Senior Vice President, Chief Customer and Information Officer	July 2024
		Senior Vice President, Chief Information and Innovation Officer (until July 2024)	December 2018
		Vice President, Chief Information Officer (until December 2018)	January 2014

S. M. Mills	56	President, Spire Missouri	July 2023
		Vice President and General Manager, Spire Missouri (until July 2023)	March 2020

C. M. Vomund	43	Vice President, Chief Administrative Officer and Corporate Secretary	July 2024
		Vice President, Corporate Secretary (until July 2024)	June 2022
		Managing Director, Associate General Counsel (until June 2022)	November 2020
		Director, Associate General Counsel (until November 2020)	August 2015
		Corporate Secretary, Spire Missouri and Spire Alabama	January 2022

A. W. Woodard	52	Vice President, Treasurer	July 2018
		Chief Financial Officer and Treasurer, Spire Missouri and Spire Alabama	January 2020
		Treasurer, Spire Missouri and Spire Alabama (until January 2020)	July 2018

(1)

The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.

(2)	Officers are normally reappointed by the respective board of directors in January of each year.
(3)

Prior to joining Spire in 2024, Mr. Doyle served as executive vice president of utility operations at CenterPoint Energy in Houston, Texas, leading electric and natural gas businesses serving seven million customers across multiple states. Prior to this role, he was CenterPoint's executive vice president of natural gas from April 2019 to January 2022, and he held numerous executive leadership positions of increasing responsibility at CenterPoint in natural gas operations and regulatory and public affairs.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange (NYSE) under the symbol “SR”. The number of holders of record as of November 15, 2024 was 2,415.

Dividends are payable on the Company’s common stock at the discretion of its Board of Directors (the “Board”). Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2024 marking the 21st consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

September 30	2019	2020	2021	2022	2023	2024
Spire Inc.	$100.00	$62.99	$75.37	$79.88	$75.63	$94.49
S&P 500 Utilities Index	100.00	95.03	105.49	111.38	103.56	146.87
S&P 500 Index	100.00	115.15	149.70	126.54	153.89	209.83

*	Cumulative total return is based on a $100 investment on September 30, 2019, assuming reinvestment of dividends.

The S&P 500 Utilities Index is comprised of approximately 30 utilities heavily weighted to large capitalization (median market cap of $28.5 billion) electric utilities. In recent years, stocks of small- and mid-cap electric utilities and gas utility companies (like Spire) in general traded lower relative to the large-cap electric sector.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2024, the only repurchases of the Company’s common stock were pursuant to elections by employees to have shares of stock withheld to cover employee tax withholding obligations upon the vesting of performance-based and time-vested restricted stock and stock units. The following table provides information on those repurchases:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	—	—	—	—
August 1, 2024 – August 31, 2024	—	—	—	—
September 1, 2024 – September 30, 2024	62	$67.29	—	—
Total	62	$67.29	—	—

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2024 and 2023, the amount under the mortgage’s formula that was available to pay dividends was $1,797.0 million and $1,678.5 million, respectively, so all of Spire Missouri’s retained earnings were free from such restrictions.

Spire Alabama

Spire Alabama common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share and per unit amounts)

INTRODUCTION

This section analyzes the financial condition and results of operations of Spire, Spire Missouri, and Spire Alabama. Refer to Item 1, Business, for descriptions of the businesses and the Company’s reportable segments. This Item 7 includes management’s discussion and analysis of financial results including changes in earnings and costs from the prior periods, as well as their financial condition and liquidity. Unless otherwise indicated, references to years herein are references to the fiscal years ending September 30 for the Company and its subsidiaries.

Reference is made to “Forward-Looking Statements” and Item 1A, Risk Factors, in Part I, which describe important factors that could cause actual results to differ from expectations and non-historical information contained herein. In addition, the following discussion should be read in conjunction with the audited financial statements and accompanying notes thereto of Spire, Spire Missouri and Spire Alabama included in Item 8, Financial Statements and Supplementary Data.

NON-GAAP MEASURES

Net income, earnings per share and operating income reported by Spire, Spire Missouri and Spire Alabama are determined in accordance with GAAP. Spire, Spire Missouri and Spire Alabama also provide the non-GAAP financial measures of adjusted earnings, adjusted earnings per share and contribution margin. Management and the Board of Directors use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting, to determine incentive compensation and to evaluate financial performance. These non-GAAP operating metrics should not be considered as alternatives to, or more meaningful than, the related GAAP measures. Reconciliations of non-GAAP financial measures to the most directly comparable GAAP measures are provided on the following pages.

Adjusted Earnings and Adjusted Earnings Per Share

“Adjusted earnings” and “adjusted earnings per share” were formerly known as “net economic earnings” and “net economic earnings per share.” Adjusted earnings and adjusted earnings per share are non-GAAP measures that exclude from net income, as applicable, the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In addition, adjusted earnings per share would exclude the impact, in the fiscal year of issuance, of any shares issued to finance acquisitions that have yet to be included in adjusted earnings.

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

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2024 compared to the results for the year ended September 30, 2023. The discussion and analysis of the results for the year ended September 30, 2023 compared to the results of the year ended September 30, 2022 can be found in Part II, Item 7 of Spire Inc.’s fiscal 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (SEC) on November 16, 2023.

The following sections present and discuss the financial metrics in total and by registrant and segment.

Spire

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

						Per
	Gas	Gas			Consol-	Diluted
	Utility	Marketing	Midstream	Other	idated	Share**
Year Ended September 30, 2024
Net Income (Loss) [GAAP]	$217.0	$32.7	$31.7	$(30.5)	$250.9	$4.19
Adjustments, pre-tax:
Fair value and timing adjustments	—	(12.4)	—	—	(12.4)	(0.22)
Acquisition and restructuring activities	5.0	—	2.3	0.3	7.6	0.14
Income tax effect of adjustments*	(1.2)	3.1	(0.5)	(0.1)	1.3	0.02
Adjusted Earnings (Loss) [Non-GAAP]	$220.8	$23.4	$33.5	$(30.3)	$247.4	$4.13

Year Ended September 30, 2023
Net Income (Loss) [GAAP]	$200.5	$39.1	$12.0	$(34.1)	$217.5	$3.85
Adjustments, pre-tax:
Fair value and timing adjustments	—	11.4	—	—	11.4	0.21
Acquisition activities	—	—	2.5	—	2.5	0.05
Income tax effect of adjustments*	—	(2.9)	(0.4)	—	(3.3)	(0.06)
Adjusted Earnings (Loss) [Non-GAAP]	$200.5	$47.6	$14.1	$(34.1)	$228.1	$4.05

Year Ended September 30, 2022
Net Income (Loss) [GAAP]	$198.6	$35.6	$11.1	$(24.5)	$220.8	$3.95
Adjustments, pre-tax:
Fair value and timing adjustments	—	(11.4)	—	—	(11.4)	(0.22)
Income tax effect of adjustments*	4.1	2.8	—	—	6.9	0.13
Adjusted Earnings (Loss) [Non-GAAP]	$202.7	$27.0	$11.1	$(24.5)	$216.3	$3.86

*

Income tax effect is calculated by applying federal, state and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items and then adding any estimated effects of enacted state or local income tax laws for periods before the related effective date and, in the case of fiscal 2022, includes a $4.1 Spire Missouri regulatory adjustment resulting from the 2021 Missouri rate order.

**

Adjusted earnings per share is calculated by replacing consolidated net income with consolidated adjusted earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2024
Operating Income (Loss)	$400.6	$41.2	$48.2	$(1.7)	$—	$488.3
Operation and maintenance expenses	452.8	18.2	34.7	18.7	(17.0)	507.4
Depreciation and amortization	263.6	1.5	12.8	0.5	—	278.4
Taxes, other than income taxes	210.2	1.4	3.9	0.1	—	215.6
Less: Gross receipts tax expense	(128.0)	(0.2)	—	—	—	(128.2)
Contribution Margin [Non-GAAP]	1,199.2	62.1	99.6	17.6	(17.0)	1,361.5
Natural gas costs	1,110.7	36.9	1.1	—	(45.4)	1,103.3
Gross receipts tax expense	128.0	0.2	—	—	—	128.2
Operating Revenues	$2,437.9	$99.2	$100.7	$17.6	$(62.4)	$2,593.0

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2023
Operating Income (Loss)	$350.8	$49.3	$24.3	$(5.8)	$—	$418.6
Operation and maintenance expenses	461.8	19.4	30.5	21.9	(16.0)	517.6
Depreciation and amortization	244.4	1.5	8.4	0.5	—	254.8
Taxes, other than income taxes	210.3	1.2	2.9	0.1	—	214.5
Less: Gross receipts tax expense	(131.5)	(0.3)	—	—	—	(131.8)
Contribution Margin [Non-GAAP]	1,135.8	71.1	66.1	16.7	(16.0)	1,273.7
Natural gas costs	1,189.6	107.7	—	—	(36.5)	1,260.8
Gross receipts tax expense	131.5	0.3	—	—	—	131.8
Operating Revenues	$2,456.9	$179.1	$66.1	$16.7	$(52.5)	$2,666.3

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2022
Operating Income	$339.9	$46.9	$20.8	$0.6	$—	$408.2
Operation and maintenance expenses	413.3	14.6	22.2	14.9	(15.4)	449.6
Depreciation and amortization	227.9	1.4	7.5	0.5	—	237.3
Taxes, other than income taxes	176.2	0.6	2.6	0.1	—	179.5
Less: Gross receipts tax expense	(109.6)	(0.2)	—	—	—	(109.8)
Contribution Margin [Non-GAAP]	1,047.7	63.3	53.1	16.1	(15.4)	1,164.8
Natural gas costs	788.8	171.4	—	—	(36.3)	923.9
Gross receipts tax expense	109.6	0.2	—	—	—	109.8
Operating Revenues	$1,946.1	$234.9	$53.1	$16.1	$(51.7)	$2,198.5

Select changes from the year ended September 30, 2023 to the year ended September 30, 2024 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Changes FY24 from FY23	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$16.5	$(6.4)	$19.7	$3.6	$33.4
Adjusted Earnings [Non-GAAP]	20.3	(24.2)	19.4	3.8	19.3
Operating Revenues	(19.0)	(79.9)	34.6	(9.0)	(73.3)
Contribution Margin [Non-GAAP]	63.4	(9.0)	33.5	(0.1)	87.8
Operation and Maintenance Expenses	(9.0)	(1.2)	4.2	(4.2)	(10.2)
Other Income (Expense)					(1.0)
Interest Expense					15.4
Income Tax					19.9

The increase in interest expense was principally the result of higher interest expenses on short-term borrowings, reflecting both higher short-term interest rates and higher average borrowing levels in the current year. Interest on long-term debt was marginally higher, reflecting higher average debt levels and slightly higher rates. Weighted-average short-term interest rates were 5.7% in the current year versus 5.0% in the prior year, while weighted average interest rate on long-term debt increased from 4.2% in the prior year to 4.3% in the current year.

Other income decreased $1.0. Removing the impact of the Postretirement Non-Service Cost Transfer (NSC Transfer) of $7.5, the increase was $6.5. Of this increase, $8.2 was the result of a gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring, resulting in the discontinuation of hedge accounting. This gain, combined with favorable mark-to-market valuations on unqualified retirement and investment trusts was only partly offset by lower gas carrying cost credits at Spire Missouri.

Income tax expense increased $19.9, the result of higher pre-tax income in the current year and the prior year benefiting from a one-time tax credit study.

Gas Utility

For the twelve months ended September 30, 2024, Gas Utility adjusted earnings in the current year was $20.3 higher than the prior-year period with higher earnings across both Missouri and Alabama. Net income in the current year was $16.5 higher than the prior year, reflecting the current-year’s $3.8 (after-tax) expense relating to the Company’s customer affordability initiative (an initiative implemented in the second quarter of fiscal 2024 to improve long-term customer affordability targeted at lowering our overall cost structure and improving operational efficiency) that is excluded from adjusted earnings. These results are described in further detail below.

The decrease in Gas Utility operating revenues for fiscal 2024 was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA gas cost recoveries	$(89.2)
Spire Missouri – Volumetric usage including weather mitigation impact	(10.1)
Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	23.3
Spire Missouri – 2022 rate case outcomes	22.9
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	19.2
Spire Alabama – RSE adjustments, net	9.8
Spire Missouri – Off-system sales and capacity release	8.9
All other factors	(3.8)
Total Variation	$(19.0)

Warmer weather across our utility footprint in the current year negatively impacted both gas cost recoveries and customer usage, particularly for Spire Missouri. Spire Missouri realized $65.7 lower gas cost recoveries in the current year, as the current-year lower volumes more than offset the higher PGA rates being charged to customers. Spire Missouri also experienced lower volumetric usage totaling $10.1 in the current year.

These warmer weather impacts more than offset the $23.3 incremental revenues resulting from the reset of the Spire Alabama per customer usage charge (net of weather adjustment), $22.9 increase from Spire Missouri reflecting the full year impact of implementing the 2022 rate order, favorable Spire Alabama RSE adjustments totaling $9.8, and increases in ISRS and off-system sales of $19.2 and $8.9, respectively, at Spire Missouri.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – 2022 rate case outcomes	$22.9
Spire Missouri – ISRS	19.2
Spire Alabama – Per customer usage charge reset, combined with warm weather adjustment	11.8
Spire Alabama – RSE adjustments, net	9.9
Spire Missouri – Volumetric usage including weather mitigation impact	(11.2)
All other factors	10.8
Total Variation	$63.4

Contribution margin increased $63.4 versus the prior year. Favorable drivers included the $22.9 increase attributable to the implementation of the 2022 Missouri rate case order, increase in ISRS of $19.2, $11.8 growth resulting from the reset of the Spire Alabama per customer usage charge (net of weather adjustment), and $9.9 favorable RSE adjustment at Spire Alabama. These factors were partially offset by the $11.2 negative volume usage impact (net of weather mitigation) experienced by Spire Missouri in the current year.

Reported O&M expenses for the twelve months ended September 30, 2024 were $9.0 lower than the prior year. After excluding the impact of the NSC Transfer of $7.5 expenses declined $1.5. Excluding the $5.0 expenses in the current year relating to the Company’s customer affordability initiative, the Gas Utility segment O&M decreased $6.5. This reduction reflected lower operations expense, lower employee-related costs and reductions in outside service costs, partially offset by increases in insurance costs and bad debt expense.

Taxes, other than income taxes, decreased $0.1, as lower gross receipts taxes totaling $3.5 offset increases in property and real estate taxes. Depreciation and amortization expenses for the twelve months ended September 30, 2024 were $19.2 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense increased $7.4 to $147.3 reflecting higher average net debt levels and higher short-term interest rates. Other income decreased $10.5. in the current year ($3.0 after removing the $7.5 NSC Transfer impact), primarily the result of lower gas carrying credits at Spire Missouri that were only partly offset by favorable mark-to-market valuations on unqualified retirement trusts.

Gas Marketing

The $24.2 year-over-year decline in adjusted earnings primarily reflects very favorable market conditions in the prior year that did not recur this year. The smaller decline in net income reflects the inclusion of $17.8 (after-tax) favorable mark-to-market activity.

Revenues in the current year decreased $79.9 and contribution margin decreased $32.8 (after removing the $23.8 pre-tax favorable mark-to-market activity) versus the prior-year period, reflecting the lower current-year asset optimization opportunities versus the market conditions in the prior year. Operating expenses decreased by $1.2 year-over-year, primarily due to lower employee-related costs.

Midstream

Adjusted earnings and net income for the Company’s Midstream segment increased $19.4 and $19.7, respectively from the prior year. The increase was driven by higher storage earnings, reflecting additional capacity and contract renewals at higher rates at Spire Storage West and higher contracted rates at Spire Storage Salt Plains effective during the third quarter of fiscal 2024.

Revenues in the current year increased $34.6 versus the prior-year period, due primarily to the acquisitions of Spire Storage Salt Plains and MoGas and increased Spire Storage West revenues attributable primarily to the previously mentioned new capacity and rates in the third quarter of the current year. O&M expenses increased by $4.2 year-over-year, due primarily to operating expenses associated with the before-mentioned acquisitions, combined with increased activity at Spire Storage West.

Other

The Company’s other activities generated a $30.3 adjusted loss in the twelve months ended September 30, 2024, $3.8 lower than the prior-year period. The improved results were driven by the current-year $8.2 gain realized on an interest rate swap contract after management determined the anticipated issuance of certain debt was no longer probable of occurring considering changes in debt issuance strategy due to the interest rate environment, resulting in the discontinuation of hedge accounting. This gain, combined with lower corporate costs in the current year more than offset higher interest expense.

Spire Missouri

	Year Ended September 30,
	2024	2023
Operating Income	$232.1	$207.1
Operation and maintenance expenses	287.4	296.2
Depreciation and amortization	174.0	158.7
Taxes, other than income taxes	157.7	157.5
Less: Gross receipts tax expense	(93.1)	(96.7)
Contribution Margin [Non-GAAP]	758.1	722.8
Natural gas costs	886.2	943.4
Gross receipts tax expense	93.1	96.7
Operating Revenues	$1,737.4	$1,762.9
Net Income	$118.4	$117.5

Operating revenues for the twelve months ended September 30, 2024 were $25.5 lower than the comparable prior-year period. A key driver was a decrease in gas recovery (PGA) totaling $65.7 that was only partially offset by higher new rates of $42.1. New rates reflect an increase of $22.9 attributable to the impact of the 2022 rate order (new rates became effective the last week of December 2022) and $19.2 higher ISRS in the current year. The new rates, combined with higher off-system sales were more than offset by lower volume impacts (net of weather mitigation) totaling $10.1.

Temperatures in Spire Missouri’s service areas during fiscal 2024 were 10.0% warmer than during fiscal 2023 and 19.1% warmer than normal. The Spire Missouri total system volume sold and transported was 1,469.2 million centum of cubic feet (CCF) for the year ended September 30, 2024, compared with 1,592.0 million CCF last year. Total off-system volume sold and transported was 38.2 million CCF for fiscal 2024, compared with 14.5 million for fiscal 2023.

Contribution margin for the fiscal year ended September 30, 2024 increased $35.3 from the same period in the prior year. The previously mentioned timing of the 2022 rate case implementation generated $22.9 incremental contribution combined with $19.2 higher ISRS more than offset the $11.2 impact of lower volumes.

Reported O&M expenses for the twelve months ended September 30, 2024 decreased $8.8 versus the prior year, or $0.5 after removing the $8.3 impact of the NSC Transfer. Excluding the $3.6 of charges in the current year relating to the Company’s customer affordability initiative, O&M expenses are $4.1 lower than the comparable prior-year period. This reduction of current year O&M was driven by non-payroll operations expense, lower employee-related costs and lower outside services costs, partially offset by higher insurance and bad debt expenses.

Depreciation and amortization expenses were up $15.3, the result of continued investment in infrastructure upgrades. Taxes, other than income taxes, increased $0.2, as higher real estate/property taxes were not totally offset by $3.6 lower pass-through gross receipts taxes in the current year.

Reported other income decreased $11.0, or $2.7 after removing the $8.3 impact of the NSC Transfer.  Lower gas carrying cost credits were not totally offset by favorable mark-to-market valuations on unqualified retirement trusts. Interest expense increased $9.0, reflecting higher short-term interest rates in the current year, and higher average long-term interest rates that more than offset the benefit of slightly lower average long-term debt balances in the current year.

Resulting net income for the twelve months ended September 30, 2024 was $0.9 favorable versus the prior-year comparable period. Adjusted earnings increased $3.7 after removing expenses primarily related to the current year customer affordability initiative.

Spire Alabama

	Year Ended September 30,
	2024	2023
Operating Income	$138.3	$119.7
Operation and maintenance expenses	135.6	136.4
Depreciation and amortization	72.8	69.3
Taxes, other than income taxes	42.7	43.0
Less: Gross receipts tax expense	(30.1)	(29.9)
Contribution Margin [Non-GAAP]	359.3	338.5
Natural gas costs	189.5	202.7
Gross receipts tax expense	30.1	29.9
Operating Revenues	$578.9	$571.1
Net Income	$80.1	$66.0

Operating revenues for the twelve months ended September 30, 2024 increased $7.8 from the same period in the prior year. The increase in operating revenue was principally due to the $23.3 impact of the current year customer usage charge reset net of weather adjustments, combined with favorable RSE adjustments of $9.8. These favorable impacts were only partly offset by a $23.5 decrease in gas cost recovery and a $1.7 reduction in Off System Sales.

Temperatures in Spire Alabama’s service area during fiscal 2024 were 12.8% colder than during fiscal 2023 and 9.0% warmer than normal. Spire Alabama’s total system volume sold and transported was 1,036.7 million CCF during the year ended September 30, 2024, compared with 1,026.2 million CCF during the prior year. Off-system sales volume for fiscal 2024 totaled 90.9 million CCF compared with 98.8 million CCF for fiscal 2023.

Contribution margin was $20.8 higher versus the prior-year comparable period, primarily driven higher by $11.8 relating to the customer usage charge reset (net of weather adjustments) and $9.9 favorable net rate adjustments under the RSE mechanism, slightly offset by a $0.6 decrease attributable to lower off-system sales.

O&M expenses for the twelve months ended September 30, 2024 were $0.8 lower versus the comparable prior-year period. Lower employee-related costs and lower non-employee operating expenses were mostly offset by the current year $1.0 charge relating to the Company’s customer affordability initiative combined with higher bad debt expense.

Depreciation and amortization expenses were up $3.5, the result of continued investment in infrastructure upgrades. Interest expense for the current-year period decreased $1.8 versus the prior-year period, as lower average levels of short-term debt more than offset higher short-term interest rates.

For the twelve months ended September 30, 2024, resulting net income increased $14.1 versus the prior-year period. Adjusted earnings, which removes the customer affordability initiative charge in the current year, increased $14.9.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	2024	2023	2022
Net cash provided by operating activities	$912.4	$440.2	$55.0
Net cash used in investing activities	(1,027.2)	(695.5)	(546.7)
Net cash provided by financing activities	123.9	260.6	500.9

Net cash provided by operating activities increased $472.2 from 2023 to 2024 after increasing $385.2 from 2022 to 2023. In addition to the changes in net income between the respective periods (discussed in the “Earnings” section above), the remaining changes were related to regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section. Specifically, the timing and amounts of regulatory adjustments for purchased gas costs resulted in a large change in deferred recovery in 2022 and 2024, greatly reducing net cash provided by operating activities in 2022 and increasing it in 2024.

In 2024, the Company's net cash used in investing activities was $331.7 more than in 2023, primarily driven by a $198.8 increase in capital expenditures and a $138.9 increase in business acquisitions (MoGas in 2024 relative to Spire Storage Salt Plains in 2023). Capital expenditures increased $102.5 in the Gas Utility segment (primarily due to continued meter and other infrastructure upgrades) and $97.7 in the Midstream segment (primarily due to the ongoing Wyoming storage facility expansion).

In 2023, the Company used $148.8 more cash in investing activities than in 2022, primarily driven by a $110.3 increase in capital expenditures and the $37.0 acquisition of Spire Storage Salt Plains. Capital expenditures increased $60.0 in the Gas Utility segment (primarily due to ramp up of meter and other infrastructure upgrades) and $51.0 in the Midstream segment (primarily due to the start of the Wyoming storage facility expansion).

Net cash provided by financing activities was down $136.7 in 2024 compared to 2023 as a result of lower net debt issuances and higher dividends, partially offset by higher common stock issuances.

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

Spire’s material cash requirements as of September 30, 2024, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and common and preferred stock dividends.

Total Company capital expenditures are planned to be $790 for fiscal 2025 (as the accelerated meter replacement program and storage facility expansion projects come to a close), though Spire had purchase commitments for only a fraction of these as of September 30, 2024.

As detailed in Note 6, Long-Term Debt, of the Notes to Financial Statements in Item 8, $42.0 of the total $3,771.1 principal amount is due in fiscal 2025. Using each long-term debt instrument’s stated maturity and fixed rates or variable rates as of September 30, 2024, interest payments are projected to total $1,853.3, of which $165.1 is due in fiscal 2025.

Spire’s natural gas purchase obligations totaled $1,529.5, including $567.0 for fiscal 2025, representing the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. The amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using forward market prices as of September 30, 2024. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Additional contractual commitments are generally entered into prior to or during the heating season.

Spire dividends declared and payable as of September 30, 2024, totaled $48.1, while annualized dividends based on the shares outstanding and regular quarterly amounts declared on November 14, 2024 are estimated at $196.1.

Source of Funds

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

The Company’s, Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend not only on current conditions in the credit and capital markets but also on the credit rating of the entity that is accessing the capital markets. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of September 30, 2024, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB	Baa2
Spire Inc. preferred stock	BBB-	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	BBB+	A2

Management focuses on maintaining a strong balance sheet and believes the Company, Spire Missouri and Spire Alabama have adequate access to credit and capital markets and will have sufficient liquidity and capital resources, both internal and external, to meet anticipated requirements.

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2024 or 2023.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire's $1,500.0 revolving credit facility. For information about these resources, see Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 46% equity at September 30, 2024 and 44% equity at September 30, 2023. At September 30, 2024, Spire had outstanding principal of long-term debt totaling $3,771.1, of which $1,818.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $223.1 was issued by other subsidiaries. Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

On August 13, 2024, Spire Missouri issued $320.0 aggregate principal amount of its 5.150% Series First Mortgage Bonds due 2034. Interest is payable semi-annually. The bonds senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its mortgage and deed of trust. The bonds are secured by a first mortgage lien on substantially all of the real properties of Spire Missouri, subject to limited exceptions. Spire Missouri used most of the proceeds to redeem its First Mortgage Bonds, Floating Rate Series due December 2, 2024, in the aggregate principal amount of $300.0, on August 14, 2024.

In February 2021, Spire issued 3.5 million equity units, initially in the form of Corporate Units. Each Corporate Unit was comprised of (i) a purchase contract for a certain number of shares of the Company's common stock and (ii) an interest in the Company's 2021 Series A 0.75% Remarketable Senior Notes due 2026 with an aggregate principal amount of $175.0. In February 2024, Spire successfully remarketed those notes on behalf of the selling securityholders. As a result, the interest rate on that original $175.0 obligation was reset to 5.300%. Also in February 2024, Spire sold an additional $175.0 aggregate principal amount of the 5.300% Senior Notes due March 1, 2026, with interest payable semiannually, and Spire received net proceeds of $173.5 from this offering. The Corporate Unit holders purchased an aggregate of 2,745,733 shares of common stock (net of fractional shares) for $175.0, settled on March 5, 2024.

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Consolidated Statements of Shareholders’ Equity. Specifically in the first quarter of fiscal 2024, on December 11, 2023, 1,744,549 shares were settled, generating $112.2 of net proceeds. In the second, third and fourth quarters of fiscal 2024, Spire executed forward sale agreements for 204,405 shares, 338,110 shares and 663,619 shares, respectively, set to be settled on or before December 31, 2024, March 10, 2025 and March 31, 2025, respectively, but no shares of common stock have been settled under these forward sale agreements. Had all shares under these forward agreements been settled as of September 30, 2024 , it would have generated net proceeds of $75.0. As of September 30, 2024 , under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $123.6 through January 2027.

For more information about equity, including the ATM program and the equity units, see Note 5 of the Notes to Financial Statements in Item 8. For more information about long-term debt, see Note 6 of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” later in this Item 7.

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

For more information, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
	Increase/	Projected	(Decrease) to Annual
Actuarial Assumptions	(Decrease)	Benefit Obligation	Net Pension Cost*
Discount Rate	0.25%	$(11.0)	$0.1
	(0.25)%	11.5	(0.1)
Expected Return on Plan Assets	0.25%	—	(1.0)
	(0.25)%	—	1.0
Rate of Future Compensation Increase	0.25%	0.8	0.1
	(0.25)%	(0.8)	(0.1)

Postretirement Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
		Projected	(Decrease) to Annual
	Increase/	Postretirement	Net Postretirement
Actuarial Assumptions	(Decrease)	Benefit Obligation	Benefit Cost*
Discount Rate	0.25%	$(2.8)	$—
	(0.25)%	3.0	—
Expected Return on Plan Assets	0.25%	—	(0.7)
	(0.25)%	—	0.7

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

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Spire Missouri’s PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Spire Alabama is allowed to make monthly changes to the GSA rate, but increases cannot exceed a 5% increase over the prior effective residential billing rate. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2024, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange (ICE) to lock in margins. At September 30, 2024 and 2023, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

As mentioned above, Spire Marketing uses natural gas futures, options and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment, if elected, generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. At September 30, 2024 and 2023, Spire Marketing had no designated cash flow hedges. Information about the fair values of Spire Marketing’s exchange-traded/cleared natural gas derivative instruments is presented below:

	Derivative		Derivatives
	Fair	Cash	and Cash
	Values	Margin	Margin
Net balance of derivative assets at September 30, 2023	$(12.2)	$18.3	$6.1
Changes in fair value	(16.3)	—	(16.3)
Settlements/purchases - net	17.7	—	17.7
Changes in cash margin	—	(4.8)	(4.8)
Net balance of derivative assets at September 30, 2024	$(10.8)	$13.5	$2.7

	As of September 30, 2024
Maturity by Fiscal Year	Total	2025	2026	2027	2028
Fair values of exchange-traded/cleared natural gas derivatives - net	$(8.8)	$(6.4)	$(1.8)	$(0.5)	$(0.1)
Fair values of basis swaps - net	(1.0)	(0.2)	(0.4)	(0.3)	(0.1)
Fair values of puts and calls - net	(0.9)	(0.5)	(0.4)	—	—

Position volumes [millions of MMBtu, long or (short)]:
Net futures/swap/option positions	13.2	5.5	5.6	1.7	0.4
Net basis swap positions	14.8	8.3	4.2	2.2	0.1
Net puts and calls positions	(2.9)	(2.1)	(0.8)	—	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2025:

Net balance of derivative liabilities at September 30, 2023	$9.0
Changes in fair value	1.4
Settlements	11.1
Net balance of derivative liabilities at September 30, 2024	$21.5

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2024, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $9.2 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2024, Spire had fixed-rate long-term debt totaling $3,771.1, of which $1,818.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $1,203.1 was issued by Spire and other subsidiaries. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 20, 2024, expressed an unqualified opinion on those financial statements.

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

November 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2024, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

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
•

We read relevant regulatory orders issued by the Commissions for the Company in Missouri and Alabama; regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances.

•

We obtained from management the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and assessed management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 20, 2024

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2024 and 2023, the related statements of comprehensive income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2024, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:

•

We tested the effectiveness of management’s controls over evaluating the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment or deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

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

•

We obtained management’s analysis of the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and assessed management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 20, 2024

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the “Company”) as of September 30, 2024 and 2023, the related statements of income, shareholder’s equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2024, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commission included the following, among others:

•

We tested the effectiveness of management’s controls over evaluating the likelihood of (1) the recovery in future rates of costs incurred as property, plant, and equipment or deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We tested the effectiveness of management’s controls over the initial recognition of amounts as property, plant, and equipment; regulatory assets or liabilities; and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.

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

•

We obtained management’s analysis of the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and assessed management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 20, 2024

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2024	2023	2022
Operating Revenues	$2,593.0	$2,666.3	$2,198.5
Operating Expenses:
Natural gas	1,103.3	1,260.8	923.9
Operation and maintenance	507.4	517.6	449.6
Depreciation and amortization	278.4	254.8	237.3
Taxes, other than income taxes	215.6	214.5	179.5
Total Operating Expenses	2,104.7	2,247.7	1,790.3
Operating Income	488.3	418.6	408.2
Interest Expense	201.1	185.7	119.8
Other Income (Expense), Net	22.4	23.4	(8.7)
Income Before Income Taxes	309.6	256.3	279.7
Income Tax Expense	58.7	38.8	58.9
Net Income	250.9	217.5	220.8
Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.3	0.3
Net Income Available to Common Shareholders	$235.8	$202.4	$205.7

Weighted Average Number of Common Shares Outstanding:
Basic	56.1	52.5	52.0
Diluted	56.3	52.6	52.1
Basic Earnings Per Share of Common Stock	$4.20	$3.86	$3.96
Diluted Earnings Per Share of Common Stock	$4.19	$3.85	$3.95

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2024	2023	2022
Net Income	$250.9	$217.5	$220.8
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(15.9)	20.1	56.7
Amounts reclassified into regulatory liabilities	(20.1)	(17.5)	—
Amounts reclassified into net income	(11.1)	(2.4)	(1.2)
Net (loss) gain on cash flow hedging derivative instruments	(47.1)	0.2	55.5
Net gain on defined benefit pension and other postretirement plans	0.6	0.2	1.5
Net unrealized gain (loss) on available-for-sale debt securities	0.2	0.1	(0.4)
Other Comprehensive (Loss) Income, Before Tax	(46.3)	0.5	56.6
Income Tax (Benefit) Expense Related to Items of Other Comprehensive Income	(10.8)	0.1	13.0
Other Comprehensive (Loss) Income, Net of Tax	(35.5)	0.4	43.6
Comprehensive Income	$215.4	$217.9	$264.4

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2024	2023
ASSETS
Utility Plant	$8,779.1	$8,210.1
Less: Accumulated depreciation and amortization	2,535.8	2,431.2
Net Utility Plant	6,243.3	5,778.9
Non-utility Property (net of accumulated depreciation and amortization of $96.8 and $71.1 at September 30, 2024 and 2023, respectively)	955.3	628.5
Other Investments	115.3	102.6
Total Other Property and Investments	1,070.6	731.1
Current Assets:
Cash and cash equivalents	4.5	5.6
Accounts receivable:
Utility	196.3	192.4
Other	112.5	128.6
Allowance for credit losses	(31.4)	(32.5)
Delayed customer billings	12.0	22.0
Inventories:
Natural gas	208.6	223.7
Propane gas	8.6	8.6
Materials and supplies	46.7	47.2
Regulatory assets	115.4	348.3
Prepayments	47.6	48.2
Other	50.5	84.8
Total Current Assets	771.3	1,076.9
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	1,251.8	1,249.2
Other	352.1	305.9
Total Deferred Charges and Other Assets	2,775.5	2,726.7
Total Assets	$10,860.7	$10,313.6

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2024 and 2023)	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 57.7 million shares and 53.2 million shares issued and outstanding at September 30, 2024, and 2023, respectively)	57.7	53.2
Paid-in capital	1,902.2	1,616.5
Retained earnings	1,018.7	958.0
Accumulated other comprehensive income	12.1	47.6
Total Shareholders' Equity	3,232.7	2,917.3
Temporary equity	8.6	16.5
Long-term debt (less current portion)	3,704.4	3,554.0
Total Capitalization	6,945.7	6,487.8
Current Liabilities:
Current portion of long-term debt	42.0	156.6
Notes payable	947.0	955.5
Accounts payable	237.2	253.1
Advance customer billings	48.4	20.9
Wages and compensation accrued	51.5	47.0
Customer deposits	29.9	27.7
Taxes accrued	105.2	104.1
Regulatory liabilities	49.5	7.3
Other	193.2	183.2
Total Current Liabilities	1,703.9	1,755.4
Deferred Credits and Other Liabilities:
Deferred income taxes	808.4	743.7
Pension and postretirement benefit costs	146.7	137.3
Asset retirement obligations	579.9	577.4
Regulatory liabilities	535.5	472.4
Other	140.6	139.6
Total Deferred Credits and Other Liabilities	2,211.1	2,070.4
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$10,860.7	$10,313.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2021	51,684,883	$51.7	$242.0	$1,517.9	$843.0	$3.6	$2,658.2
Net income	—	—	—	—	220.8	—	220.8
Common stock issued	719,625	0.7	—	49.6	—	—	50.3
Dividend reinvestment plan	24,154	—	—	1.6	—	—	1.6
Stock-based compensation costs	—	—	—	4.1	—	—	4.1
Stock issued under stock-based compensation plans	93,936	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(28,055)	—	—	(1.8)	—	—	(1.8)
Dividends declared:
Common stock ($2.74 per share)	—	—	—	—	(143.5)	—	(143.5)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	43.6	43.6
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	217.5	—	217.5
Common stock issued	611,872	0.6	—	39.9	—	—	40.5
Dividend reinvestment plan	22,230	—	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	—	5.3	—	—	5.3
Stock issued under stock-based compensation plans	60,007	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(18,428)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	2.3	—	2.3
Dividends declared:
Common stock ($2.88 per share)	—	—	—	—	(152.5)	—	(152.5)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	0.4	0.4
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	250.9	—	250.9
Common stock issued	4,490,282	4.4	—	280.9	—	—	285.3
Dividend reinvestment plan	26,041	—	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	—	4.8	—	—	4.8
Stock issued under stock-based compensation plans	87,844	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,724)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	(2.5)	—	(2.5)
Dividends declared:
Common stock ($3.02 per share)	—	—	—	—	(172.9)	—	(172.9)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(35.5)	(35.5)
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2024	2023	2022
Operating Activities:
Net Income	$250.9	$217.5	$220.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278.4	254.8	237.3
Deferred income taxes and investment tax credits	57.0	36.9	57.9
Changes in assets and liabilities:
Accounts receivable	12.7	334.2	(26.5)
Inventories	15.8	142.8	(117.2)
Regulatory assets and liabilities	341.4	(68.7)	(409.0)
Accounts payable	(25.1)	(389.2)	190.7
Delayed/advance customer billings, net	37.5	1.5	(25.5)
Taxes accrued	1.1	15.0	11.2
Other assets and liabilities	(65.6)	(117.6)	(93.5)
Other	8.3	13.0	8.8
Net cash provided by operating activities	912.4	440.2	55.0
Investing Activities:
Capital expenditures	(861.3)	(662.5)	(552.2)
Business acquisition, net of cash acquired	(175.9)	(37.0)	—
Other	10.0	4.0	5.5
Net cash used in investing activities	(1,027.2)	(695.5)	(546.7)
Financing Activities:
Issuance of long-term debt	495.0	755.0	300.0
Repayment of long-term debt	(456.6)	(281.2)	(55.8)
(Repayment) Issuance of short-term debt, net	(8.5)	(82.0)	365.5
Issuance of common stock	287.0	41.9	51.9
Dividends paid on common stock	(167.1)	(150.7)	(141.9)
Dividends paid on preferred stock	(14.8)	(14.8)	(14.8)
Other	(11.1)	(7.6)	(4.0)
Net cash provided by financing activities	123.9	260.6	500.9
Net Increase in Cash, Cash Equivalents, and Restricted Cash	9.1	5.3	9.2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	25.8	20.5	11.3
Cash, Cash Equivalents, and Restricted Cash at End of Year	$34.9	$25.8	$20.5

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(205.6)	$(177.5)	$(119.9)
Income taxes	(0.9)	(2.0)	(1.8)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2024	2023	2022
Operating Revenues	$1,737.4	$1,762.9	$1,321.0
Operating Expenses:
Natural gas	886.2	943.4	587.0
Operation and maintenance	287.4	296.2	255.7
Depreciation and amortization	174.0	158.7	145.3
Taxes, other than income taxes	157.7	157.5	129.0
Total Operating Expenses	1,505.3	1,555.8	1,117.0
Operating Income	232.1	207.1	204.0
Interest Expense	106.4	97.4	60.9
Other Income (Expense), Net	8.4	19.4	(6.9)
Income Before Income Taxes	134.1	129.1	136.2
Income Tax Expense	15.7	11.6	21.3
Net Income	118.4	117.5	114.9
Other Comprehensive Income, Net of Tax	0.5	0.2	1.5
Comprehensive Income	$118.9	$117.7	$116.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2024	2023
ASSETS
Utility Plant	$5,420.2	$4,964.9
Less: Accumulated depreciation and amortization	1,086.0	1,043.2
Net Utility Plant	4,334.2	3,921.7
Other Property and Investments	70.1	65.7
Current Assets:
Cash and cash equivalents	—	0.8
Accounts receivable:
Utility	152.9	142.6
Associated companies	2.8	1.3
Other	22.2	21.1
Allowance for credit losses	(24.9)	(26.2)
Delayed customer billings	5.7	17.9
Inventories:
Natural gas	129.6	132.8
Propane gas	8.6	8.6
Materials and supplies	24.4	24.2
Regulatory assets	84.0	293.1
Prepayments	27.2	26.7
Total Current Assets	432.5	642.9
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	588.0	617.6
Other	193.6	147.4
Total Deferred Charges and Other Assets	991.8	975.2
Total Assets	$5,828.6	$5,605.5

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 25,855 issued and outstanding at September 30, 2024 and 2023, respectively)	$0.1	$0.1
Paid-in capital	854.8	854.8
Retained earnings	1,110.8	992.4
Accumulated other comprehensive loss	(2.0)	(2.5)
Total Shareholder's Equity	1,963.7	1,844.8
Long-term debt	1,803.4	1,785.4
Total Capitalization	3,767.1	3,630.2
Current Liabilities:
Notes payable – associated companies	495.3	540.6
Accounts payable	92.0	85.8
Accounts payable – associated companies	7.6	10.5
Advance customer billings	35.5	11.0
Wages and compensation accrued	24.2	23.6
Customer deposits	6.1	5.8
Taxes accrued	60.2	60.3
Regulatory liabilities	10.2	—
Other	50.6	48.7
Total Current Liabilities	781.7	786.3
Deferred Credits and Other Liabilities:
Deferred income taxes	567.6	531.8
Pension and postretirement benefit costs	110.0	103.3
Asset retirement obligations	95.7	111.1
Regulatory liabilities	443.3	389.4
Other	63.2	53.4
Total Deferred Credits and Other Liabilities	1,279.8	1,189.0
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$5,828.6	$5,605.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2021	24,577	$0.1	$765.0	$817.0	$(4.2)	$1,577.9
Net income	—	—	—	114.9	—	114.9
Common stock issued to Spire Inc.	748	—	51.1	—	—	51.1
Other comprehensive income, net of tax	—	—	—	—	1.5	1.5
Balance at September 30, 2022	25,325	0.1	816.1	931.9	(2.7)	1,745.4
Net income	—	—	—	117.5	—	117.5
Common stock issued to Spire Inc.	530	—	38.7	—	—	38.7
Dividends declared	—	—	—	(57.0)	—	(57.0)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at September 30, 2023	25,855	0.1	854.8	992.4	(2.5)	1,844.8
Net income	—	—	—	118.4	—	118.4
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2024	2023	2022
Operating Activities:
Net Income	$118.4	$117.5	$114.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174.0	158.7	145.3
Deferred income taxes and investment tax credits	14.8	11.6	21.3
Changes in assets and liabilities:
Accounts receivable	(14.2)	16.0	163.8
Inventories	3.0	80.2	(45.4)
Regulatory assets and liabilities	310.8	(22.4)	(314.3)
Accounts payable	(5.3)	(45.7)	25.3
Delayed/advance customer billings, net	36.7	2.2	(26.4)
Taxes accrued	0.1	9.7	9.3
Other assets and liabilities	(65.2)	(108.4)	(48.0)
Other	1.4	1.7	1.4
Net cash provided by operating activities	574.5	221.1	47.2
Investing Activities:
Capital expenditures	(553.0)	(447.5)	(354.1)
Other	6.7	4.1	3.6
Net cash used in investing activities	(546.3)	(443.4)	(350.5)
Financing Activities:
Issuance of long-term debt	320.0	400.0	300.0
Repayment of long-term debt	(300.0)	(250.0)	—
Repayment of short-term debt, net	—	—	(250.0)
(Repayments to) borrowings from Spire, net	(45.3)	95.3	204.4
Issuance of common stock	—	38.7	51.1
Dividends paid	—	(57.0)	—
Other	(3.7)	(3.9)	(2.2)
Net cash (used) provided by financing activities	(29.0)	223.1	303.3
Net (Decrease) Increase in Cash and Cash Equivalents	(0.8)	0.8	—
Cash and Cash Equivalents at Beginning of Year	0.8	—	—
Cash and Cash Equivalents at End of Year	$—	$0.8	$—
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(111.6)	$(93.8)	$(58.9)
Income taxes	(0.4)	(0.2)	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2024	2023	2022
Operating Revenues	$578.9	$571.1	$509.1
Operating Expenses:
Natural gas	189.5	202.7	161.5
Operation and maintenance	135.6	136.4	130.1
Depreciation and amortization	72.8	69.3	66.8
Taxes, other than income taxes	42.7	43.0	38.1
Total Operating Expenses	440.6	451.4	396.5
Operating Income	138.3	119.7	112.6
Interest Expense	33.1	34.9	21.3
Other Income, Net	1.8	1.5	0.4
Income Before Income Taxes	107.0	86.3	91.7
Income Tax Expense	26.9	20.3	23.2
Net Income	$80.1	$66.0	$68.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2024	2023
ASSETS
Utility Plant	$2,966.6	$2,862.6
Less: Accumulated depreciation and amortization	1,336.6	1,273.0
Net Utility Plant	1,630.0	1,589.6
Other Property and Investments	0.1	—
Current Assets:
Cash and cash equivalents	1.5	1.2
Accounts receivable:
Utility	35.5	42.2
Associated companies	0.4	1.2
Other	6.1	6.6
Allowance for credit losses	(5.7)	(5.7)
Delayed customer billings	5.7	3.6
Inventories:
Natural gas	37.3	52.4
Materials and supplies	18.7	19.1
Regulatory assets	19.2	41.6
Prepayments	10.7	6.4
Total Current Assets	129.4	168.6
Deferred Charges and Other Assets:
Regulatory assets	642.0	606.9
Other	94.8	84.2
Total Deferred Charges and Other Assets	736.8	691.1
Total Assets	$2,496.3	$2,449.3

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2024 and 2023)	$279.4	$285.9
Retained earnings	668.9	642.1
Total Shareholder's Equity	948.3	928.0
Long-term debt (less current portion)	711.3	745.9
Total Capitalization	1,659.6	1,673.9
Current Liabilities:
Current portion of long-term debt	35.0	—
Notes payable – associated companies	48.4	124.1
Accounts payable	38.0	28.4
Accounts payable – associated companies	6.7	4.6
Advance customer billings	10.9	8.1
Wages and compensation accrued	7.2	6.6
Customer deposits	20.8	19.3
Taxes accrued	34.8	34.5
Regulatory liabilities	33.8	—
Other	13.8	14.7
Total Current Liabilities	249.4	240.3
Deferred Credits and Other Liabilities:
Deferred income taxes	35.9	9.1
Pension and postretirement benefit costs	28.0	27.2
Asset retirement obligations	468.6	451.0
Regulatory liabilities	28.3	21.2
Other	26.5	26.6
Total Deferred Credits and Other Liabilities	587.3	535.1
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$2,496.3	$2,449.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2021	1,972,052	$—	$328.9	$552.6	$881.5
Net income	—	—	—	68.5	68.5
Dividends declared	—	—	—	(32.0)	(32.0)
Return of capital to Spire	—	—	(12.0)	—	(12.0)
Balance at September 30, 2022	1,972,052	—	316.9	589.1	906.0
Net income	—	—	—	66.0	66.0
Dividends declared	—	—	—	(13.0)	(13.0)
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Balance at September 30, 2023	1,972,052	—	285.9	642.1	928.0
Net income	—	—	—	80.1	80.1
Dividends declared	—	—	—	(53.3)	(53.3)
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2024	2023	2022
Operating Activities:
Net Income	$80.1	$66.0	$68.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.8	69.3	66.8
Deferred income taxes	26.9	20.3	23.2
Changes in assets and liabilities:
Accounts receivable	8.0	27.1	(21.2)
Inventories	15.6	17.2	(42.5)
Regulatory assets and liabilities	49.3	(49.5)	(101.7)
Accounts payable	2.4	(42.3)	26.3
Delayed/advance customer billings	0.7	(0.6)	0.5
Taxes accrued	0.3	3.3	0.8
Other assets and liabilities	(8.6)	18.7	(3.7)
Other	0.4	0.4	0.2
Net cash provided by operating activities	247.9	129.9	17.2
Investing Activities:
Capital expenditures	(112.8)	(117.6)	(141.5)
Other	0.8	1.3	0.8
Net cash used in investing activities	(112.0)	(116.3)	(140.7)
Financing Activities:
Issuance of long-term debt	—	175.0	—
Repayment of long-term debt	—	—	(50.0)
(Repayments to) borrowings from Spire, net	(75.7)	(136.8)	211.9
Return of capital to Spire	(6.5)	(31.0)	(12.0)
Dividends paid	(53.4)	(21.0)	(24.0)
Other	—	(1.0)	—
Net cash (used in) provided by financing activities	(135.6)	(14.8)	125.9
Net Increase (Decrease) in Cash and Cash Equivalents	0.3	(1.2)	2.4
Cash and Cash Equivalents at Beginning of Year	1.2	2.4	—
Cash and Cash Equivalents at End of Year	$1.5	$1.2	$2.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(32.9)	$(30.1)	$(21.0)
Income taxes	—	—	—

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

SYSTEM OF ACCOUNTS – The accounts of the Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the applicable state public service commissions, which systems substantially conform to those prescribed by the Federal Energy Regulatory Commission (FERC).

REGULATED OPERATIONS – The Utilities account for their regulated operations in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 980, Regulated Operations. This topic sets forth the application of GAAP for those companies whose rates are established by or are subject to approval by an independent third-party regulator. The provisions of this accounting guidance require, among other things, that financial statements of a regulated enterprise reflect the actions of regulators, where appropriate. These actions may result in the recognition of revenues and expenses in time periods that are different than non-regulated enterprises. When this occurs, costs are deferred as assets in the balance sheet (regulatory assets) and recorded as expenses when those amounts are reflected in rates. In addition, regulators can impose liabilities upon a regulated company for amounts previously collected from customers and for recovery of costs that are expected to be incurred in the future (regulatory liabilities). Management believes that the current regulatory environment supports the continued use of these regulatory accounting principles and that all regulatory assets and regulatory liabilities are recoverable or refundable through the regulatory process. See additional discussion of regulated operations in Note 15, Regulatory Matters.

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

Utility plant is depreciated using the composite method on a straight-line basis over the estimated service lives of the various classes of property at rates approved by the applicable regulatory commission. For Spire Missouri and for Spire Alabama, the annual depreciation and amortization expense in fiscal years 2024, 2023 and 2022 averaged approximately 3% of the original cost of depreciable and amortizable property.

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

September 30	2024	2023	2022
Spire	$116.5	$104.3	$77.8
Spire Missouri	67.4	56.5	45.6
Spire Alabama	14.1	4.6	19.2

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

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Asset retirement obligations, beginning of year	$577.4	$520.9	$111.1	$110.6	$451.0	$398.7
Liabilities incurred during the period	2.5	7.9	0.4	0.9	1.4	2.0
Liabilities settled during the period	(6.5)	(6.8)	(2.9)	(2.5)	(1.3)	(2.5)
Accretion	24.8	21.5	4.5	4.5	19.6	16.5
Revisions in estimated cash flows	(18.3)	33.9	(17.4)	(2.4)	(2.1)	36.3
Asset retirement obligations, end of year	$579.9	$577.4	$95.7	$111.1	$468.6	$451.0

NATURAL GAS AND PROPANE GAS – For Spire Missouri’s eastern region, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2024 and 2023 was less than the LIFO cost by $27.3 and $21.1, respectively. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to Purchased Gas Adjustment (PGA) clauses or a Gas Supply Adjustment (GSA) rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other operating segments is recorded at the lower of average cost or net realizable value.

BUSINESS COMBINATIONS AND GOODWILL – Spire’s acquisitions were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. At September 30, 2024, goodwill included in Spire’s Gas Utility, Gas Marketing, and Midstream segments was $210.2, zero, and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At each test date, the assessments concluded that goodwill was not impaired. The Company updated the assessments as of September 30, 2024, determining that it remained more likely than not that the fair value of each reporting unit exceeded its carrying value.

On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $176.1 purchase price was allocated almost entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to Spire’s consolidated results for the year ended September 30, 2024.

A subsidiary of Spire in the Midstream segment acquired a natural gas storage facility in northern Oklahoma, now named Spire Storage Salt Plains LLC, on April 1, 2023. The $37 purchase price was fully allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date, consisting almost entirely of base gas and other property, plant and equipment. The operating revenues and operating income of the acquired business were not material to Spire’s consolidated results for the years ended September 30, 2024 or 2023.

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

In Spire’s statements of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $30.4 and $20.2 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of September 30, 2024 and 2023, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

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

EARNINGS PER COMMON SHARE – GAAP requires dual presentation of basic and diluted earnings per share (EPS). EPS is computed using the two-class method, which is an earnings allocation method for computing EPS that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. Certain of the Company’s stock-based compensation awards pay non-forfeitable dividends to the participants during the vesting period and, as such, are deemed participating securities. Basic EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding that are increased for additional shares that would be outstanding if potentially dilutive securities were converted to common shares, pursuant to the treasury stock method. Shares attributable to equity units, common stock forward purchase contracts, non-participating performance-contingent restricted stock awards, and time-vested restricted stock/units are excluded from the calculation of diluted earnings per share if the effect would be antidilutive. Shares attributable to non-participating performance-contingent restricted stock awards are only included in the calculation of diluted earnings per share to the extent the underlying performance and/or market conditions are satisfied (a) prior to the end of the reporting period or (b) would be satisfied if the end of the reporting period were the end of the related contingency period and the result would be dilutive. The Company’s EPS computations are presented in Note 4, Earnings Per Common Share.

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

	Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022
Natural gas purchases from Spire Marketing	$13.9	$57.4	$86.3	$6.7	$4.7	$3.2
Natural gas sales to Spire Marketing	1.7	0.4	—	—	—	0.5
Transportation services from Spire STL Pipeline LLC	32.5	32.0	32.0	—	—	—
Natural gas storage services from Spire Storage Salt Plains LLC	0.7	0.7	—	—	—	—
Transportation services from Spire MoGas Pipeline LLC	4.8	—	—	—	—	—

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

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Allowance at beginning of year	$32.5	$31.9	$30.3	$26.2	$24.9	$22.6	$5.7	$6.3	$6.6
Provision for expected credit losses	23.0	16.6	11.6	19.0	13.3	11.2	3.2	2.6	0.3
Write-offs, net of recoveries	(24.1)	(16.0)	(10.0)	(20.3)	(12.0)	(8.9)	(3.2)	(3.2)	(0.6)
Allowance at end of year	$31.4	$32.5	$31.9	$24.9	$26.2	$24.9	$5.7	$5.7	$6.3

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2024 and 2023, Spire Alabama’s finance receivable totaled approximately $5.9 and $6.7, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.4 and $0.3 at September 30, 2024 and 2023, respectively.

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

STOCK-BASED COMPENSATION – The Company accounts for share-based compensation arrangements in accordance with ASC Topic 718, Compensation – Stock Compensation. The Company measures stock-based compensation awards at fair value at the date of grant and recognizes the compensation cost of the awards over the requisite service period. Forfeitures are recognized in the period they occur. Refer to Note 3, Stock-Based Compensation, for further discussion of the accounting for the Company’s stock-based compensation plans.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	2024	2023	2022
Spire
Gas Utility:
Residential	$1,617.4	$1,648.5	$1,416.6
Commercial & industrial	581.0	606.0	338.9
Transportation	130.0	121.6	118.0
Off-system & other incentive	37.0	30.0	42.0
Other customer revenue	21.2	16.1	19.9
Total revenue from contracts with customers	2,386.6	2,422.2	1,935.4
Changes in accrued revenue under alternative revenue programs	51.3	34.7	10.7
Total Gas Utility operating revenues	2,437.9	2,456.9	1,946.1
Gas Marketing	99.2	179.1	234.9
Midstream	100.7	66.1	53.1
Other	17.6	16.7	16.1
Total before eliminations	2,655.4	2,718.8	2,250.2
Intersegment eliminations (see Note 14, Information by Operating Segment)	(62.4)	(52.5)	(51.7)
Total Operating Revenues	$2,593.0	$2,666.3	$2,198.5
Spire Missouri
Residential	$1,217.7	$1,261.3	$1,061.4
Commercial & industrial	390.9	411.9	177.2
Transportation	34.1	33.2	33.3
Off-system & other incentive	28.8	20.1	25.2
Other customer revenue	14.9	12.5	11.1
Total revenue from contracts with customers	1,686.4	1,739.0	1,308.2
Changes in accrued revenue under alternative revenue programs	51.0	23.9	12.8
Total Operating Revenues	$1,737.4	$1,762.9	$1,321.0
Spire Alabama
Residential	$336.4	$322.9	$291.6
Commercial & industrial	149.5	150.4	119.1
Transportation	85.1	77.6	74.4
Off-system & other incentive	8.1	9.9	16.8
Other customer revenue	(0.4)	3.6	5.5
Total revenue from contracts with customers	578.7	564.4	507.4
Changes in accrued revenue under alternative revenue programs	0.2	6.7	1.7
Total Operating Revenues	$578.9	$571.1	$509.1

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

	2024	2023	2022
Spire	$128.2	$131.8	$109.8
Spire Missouri	93.1	96.7	79.6
Spire Alabama	30.1	29.9	25.5

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

The Company allows participants in the EIP the ability to defer a portion or all of their award. As of  September 30, 2024, a total of 148,640 share equivalents (at target payout) have been deferred by participants. Such units are included in the data presented below. After the required holding period, deferred awards are ultimately paid in cash rather than in shares of stock. Upon vesting, the Company issues new shares to satisfy awards that are not deferred.

Restricted Stock Awards

During fiscal 2024, the Company granted 111,510 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $74.23 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2026. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

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

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2023 and 2022 was $79.88 and $67.43 per share, respectively.

Fiscal 2024 activity of restricted stock units subject to performance and/or market conditions is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Units	Per Unit
Non-vested at September 30, 2023	348,353	$71.76
Granted	111,510	$74.23
Adjusted for performance	(13,749)	$69.73
Vested	(107,754)	$69.73
Forfeited	(49,155)	$75.55
Non-vested at September 30, 2024	289,205	$73.36

For the year ended September 30, 2024, the total number of shares or share equivalents that could be issued if all outstanding award grants attain maximum performance payout is 578,410.

During fiscal 2024, the Company granted 43,010 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $60.68 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2027. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2023 and 2022 was $71.91 and $63.57 per share, respectively.

During fiscal 2024, the Company granted 17,200 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $58.03 per share. These shares vested in fiscal 2024, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2023 and 2022 was $75.59 and $66.31 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2024 is presented below:

		Weighted
		Average
		Grant Date
	Shares/	Fair Value
	Units	Per Share
Non-vested at September 30, 2023	122,989	$65.85
Granted	60,210	$59.92
Vested	(65,298)	$62.71
Forfeited	(32,342)	$65.70
Non-vested at September 30, 2024	85,559	$64.13

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2024, 2023, and 2022, the Company withheld 24,724 shares, 18,428 shares, and 28,055 shares, respectively, at weighted average prices of $60.73, $72.03 and $63.97 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2024, 2023, and 2022 was $11.9, $8.6, and $10.1, respectively, and the related tax benefit was $3.7, $3.2, and $3.8, respectively. None of the tax benefits have been realized.

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

The fair value of awards of performance-contingent and time-vested restricted stock and restricted stock units, not subject to the TSR provision, are estimated using the closing price of the Company’s stock on the grant date. For those awards that do not pay dividends during the vesting period, the estimate of fair value is reduced by the present value of the dividends expected to be paid on the Company’s common stock during the performance period, discounted using an appropriate U.S. Treasury yield. For shares subject to the TSR provision, the estimated impact of this market condition is reflected in the grant date fair value per share of the awards. Accordingly, compensation cost is not reversed to reflect any actual reductions in the awards that may result from the TSR provision. However, if the Company’s TSR during the performance period ranks below the level specified in the award agreements, relative to a comparator group of companies, and the Committee elects not to reduce the award (or reduce by a lesser amount), this election would be accounted for as a modification of the original award and additional compensation cost would be recognized at that time. The grant date fair value of the awards subject to the TSR provision awarded during fiscal years 2024, 2023 and 2022 was valued by a Monte Carlo simulation model that assessed the probabilities of various TSR outcomes. The significant assumptions used in the Monte Carlo simulations are as follows:

	2024	2023	2022
Risk-free interest rate	4.66%	4.26%	0.79%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	23.3%	33.8%	32.2%
Performance period (in years)	3.0	3.0	3.0

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

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2024	2023	2022
Total compensation cost	$6.6	$11.2	$7.5
Compensation cost capitalized	(0.8)	(1.4)	(1.1)
Compensation cost recognized in net income	5.8	9.8	6.4
Income tax benefit recognized in net income	(1.3)	(2.2)	(1.5)
Compensation cost recognized in net income, net of income tax	$4.5	$7.6	$4.9

As of September 30, 2024, there was $9.7 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

4. EARNINGS PER COMMON SHARE

		2024	2023	2022
	Basic Earnings Per Common Share:
	Net Income	$250.9	$217.5	$220.8
Less:	Provision for preferred dividends	14.8	14.8	14.8
	Income allocated to participating securities	0.3	0.3	0.3
	Net Income Available to Common Shareholders	$235.8	$202.4	$205.7
	Weighted Average Common Shares Outstanding (in millions)	56.1	52.5	52.0
	Basic Earnings Per Share of Common Stock	$4.20	$3.86	$3.96
	Diluted Earnings per Common Share:
	Net Income	$250.9	$217.5	$220.8
Less:	Provision for preferred dividends	14.8	14.8	14.8
	Income allocated to participating securities	0.3	0.3	0.3
	Net Income Available to Common Shareholders	$235.8	$202.4	$205.7
	Weighted Average Common Shares Outstanding (in millions)	56.1	52.5	52.0
	Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.1	0.1
	Weighted Average Diluted Common Shares (in millions)	56.3	52.6	52.1
	Diluted Earnings Per Share of Common Stock	$4.19	$3.85	$3.95

	* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to common stock forward contracts, stock units subject to performance or market conditions, and restricted stock, which could have a dilutive effect in the future	0.1	1.9	0.1

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2024 and 2023, Spire had authorized 5,000,000 shares of preferred stock.

On May 21, 2019, Spire completed the public offering of 10,000,000 depositary shares (the “Depositary Shares”), each representing a 1/1,000th interest in a share of the Company’s 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share, with a liquidation preference of $25,000 per share (the “Preferred Stock”). The transaction resulted in the issuance of 10,000 shares of preferred stock for $242.0 of net proceeds.

Dividends on the Preferred Stock, when declared by the Board, are payable on the liquidation preference amount, on a cumulative basis, quarterly in arrears on the 15th day of February, May, August and November of each year. Dividends are payable out of amounts legally available for the payment of dividends at an annual rate equal to 5.90% of the liquidation preference per share of Preferred Stock (equivalent to $25.00 per Depositary Share). Under the terms of the Preferred Stock, the Company’s ability to declare or pay dividends on, or purchase or redeem, shares of its common stock or any class or series of capital stock of the Company that rank junior to the Preferred Stock are subject to certain restrictions in the event that the Company does not declare and pay the full cumulative dividends on the Preferred Stock through the most recently completed quarterly dividend period.

Spire may, at its option, redeem the Preferred Stock in whole or in part, from time to time, at a redemption price in cash equal to $25,000 per share, plus all accumulated and unpaid dividends (whether declared or not) up to the redemption date.

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

Equity Units

In February 2021, Spire issued 3.5 million equity units, initially in the form of Corporate Units (as defined in the Underwriting Agreement, dated February 9, 2021, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021). Each Corporate Unit was comprised of (i) a purchase contract obligating the holder to purchase from the Company for a price in cash of fifty dollars, on the purchase contract settlement date ( March 1, 2024, subject to earlier termination or settlement), a certain number of shares of the Company’s common stock and (ii) a 1/20th, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of the Company’s 2021 Series A 0.75% Remarketable Senior Notes due 2026. Each Corporate Unit purchase contract obligated holders to purchase a variable number of shares of common stock of the Company based on the applicable market value, subject to anti-dilution adjustments. As of March 1, 2024, the applicable market value was calculated to be $58.6809 per share, and after adjustment the holders were obligated to purchase 0.7845 shares of common stock. The Corporate Unit holders purchased an aggregate of 2,745,733 shares of common stock (net of fractional shares) for $175.0, settled on March 5, 2024.

ATM Program

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Consolidated Statements of Shareholders’ Equity. Specifically in the first quarter of fiscal 2024, on December 11, 2023, 1,744,549 shares were settled, generating $112.2 of net proceeds. On January 25, 2024, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 through January 2027.

In the second, third and fourth quarters of fiscal 2024, Spire executed forward sale agreements for 204,405 shares, 338,110 shares and 663,619 shares, respectively, set to be settled on or before December 31, 2024,  March 10, 2025 and March 31, 2025, respectively. No shares of common stock have been settled under these forward sale agreements. Had all shares under these forward agreements been settled as of  September 30, 2024, it would have generated net proceeds of $75.0.

As of  September 30, 2024, under the ATM program, Spire  may sell additional shares with an aggregate offering price of up to $123.6.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 218,141 and 244,182 shares at September 30, 2024 and 2023, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2024 and 2023, the amount under the mortgage’s formula that was available to pay dividends was $1,797.0 and $1,678.5, respectively, so all of Spire Missouri’s retained earnings were free from such restrictions.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025. Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through  December 31, 2027.

As of  September 30, 2024 and 2023, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none had been issued.

Spire Alabama

As of  September 30, 2024 and 2023, Spire Alabama had authorized 120,000 shares of preferred stock, but none had been issued.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income (AOCI), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net	Defined Benefit	Net Unrealized
	Unrealized	Pension and	Gain (Loss) on
	Gain (Loss)	Other	Available-for-
	on Cash Flow	Postretirement	Sale Debt
	Hedges	Benefit Plans	Securities	Total
Spire
Balance at September 30, 2022	$50.4	$(2.7)	$(0.5)	$47.2
Other comprehensive income	0.1	0.2	0.1	0.4
Balance at September 30, 2023	50.5	(2.5)	(0.4)	47.6
Other comprehensive income	(36.3)	0.5	0.3	(35.5)
Balance at September 30, 2024	$14.2	$(2.0)	$(0.1)	$12.1

Spire Missouri
Balance at September 30, 2022	$—	$(2.7)	$—	$(2.7)
Other comprehensive income	—	0.2	—	0.2
Balance at September 30, 2023	—	(2.5)	—	(2.5)
Other comprehensive (loss) income	—	0.5	—	0.5
Balance at September 30, 2024	$—	$(2.0)	$—	$(2.0)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2024	2023
Spire
3.54% Senior Notes, due February 27, 2024	$—	150.0
0.75% Remarketable Senior Notes, due March 1, 2026	—	175.0
5.30% Senior Notes, due March 1, 2026	350.0	—
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
5.80% Senior Notes, due March 15, 2033	150.0	150.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	1,818.0	1,798.0
Total principal of Spire Alabama long-term debt (see below)	750.0	750.0
Other subsidiaries' long-term debt:
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
2.95% Notes, with annual principal payments through December 2034	111.1	117.7
5.61% First Mortgage Bonds, due October 15, 2037	30.0	30.0
3.52% First Mortgage Bonds, due September 30, 2049	40.0	40.0
Total principal of long-term debt	3,771.1	3,732.7
Less: Unamortized discounts and debt issuance costs	(24.7)	(22.1)
Less: Current portion	(42.0)	(156.6)
Long-term debt, excluding current portion	$3,704.4	$3,554.0
Spire Missouri
First Mortgage Bonds:
Floating Rate Series, due December 2, 2024	$—	300.0
3.40% Series, due March 15, 2028	45.0	45.0
7.00% Series, due June 1, 2029	19.3	19.3
2.84% Series, due November 15, 2029	275.0	275.0
7.90% Series, due September 15, 2030	30.0	30.0
3.68% Series, due September 15, 2032	50.0	50.0
4.80% Series, due February 15, 2033	400.0	400.0
6.00% Series, due May 1, 2034	99.3	99.3
5.15% Series, due August 15, 2034	320.0	—
6.15% Series, due June 1, 2036	54.5	54.5
4.63% Series, due August 15, 2043	99.9	99.9
4.23% Series, due September 15, 2047	70.0	70.0
3.30% Series, due June 1, 2051	305.0	305.0
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	1,818.0	1,798.0
Less: Unamortized discounts and debt issuance costs	(14.6)	(12.6)
Spire Missouri long-term debt, excluding current portion	$1,803.4	$1,785.4
Spire Alabama
3.21% Notes, due September 15, 2025	$35.0	$35.0
5.32% Notes, due October 15, 2029	90.0	90.0
2.88% Notes, due December 1, 2029	100.0	100.0
2.04% Notes, due December 15, 2030	150.0	150.0
5.41% Notes, due October 15, 2032	85.0	85.0
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	90.0
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	750.0	750.0
Less: Unamortized discounts and debt issuance costs	(3.7)	(4.1)
Less: Current portion	(35.0)	—
Spire Alabama long-term debt, excluding current portion	$711.3	$745.9

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2024 are as follows:

	2025	2026	2027	2028	2029
Spire	$42.0	$487.5	$108.1	$53.6	$28.5
Spire Missouri	—	—	—	45.0	19.3
Spire Alabama	35.0	—	—	—	—

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of September 30, 2024, there were no events of default under these financial covenants.

Spire

At September 30, 2024, Spire had outstanding principal of long-term debt totaling $3,771.1, of which $1,818.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama and $223.1 was issued by other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $17.0, $8.6 and $4.5 for the years ended September 30, 2024, 2023 and 2022, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2024, Spire Missouri had outstanding principal of long-term debt totaling $1,818.0. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $4.6, $3.1 and $0.6 for the years ended September 30, 2024, 2023 and 2022, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of equity and debt securities, which expires on May 9, 2025. Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2024, Spire Alabama had outstanding principal of fixed-rate long-term debt totaling $750.0. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Alabama’s statement of income is net of capitalized interest totaling $1.8, $2.3 and $3.2 for the years ended September 30, 2024, 2023 and 2022, respectively.

Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through October 11, 2029. The loan agreement has an aggregate credit commitment of $1,500.0, including sublimits of $525.0 for the Spire holding company, $700.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,500.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2024, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of September 30, 2024 and 2023.

Spire has a commercial paper program (“CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate face or principal amount of the notes outstanding under the CP Program at any time not to exceed $1,500.0. The notes may have maturities of up to 365 days from date of issue.

On January 3, 2024, Spire Missouri entered into a short-term loan agreement with several banks for a $200.0 unsecured term loan. Interest accrued at the one-month term secured overnight financing rate (“SOFR”) plus a SOFR adjustment of 0.10% per annum plus a margin of 0.90% per annum. Spire Missouri repaid $50.0 of this loan on April 5, 2024 and the remaining $150.0 balance on  May 6, 2024.

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of September 30, 2024, $582.6 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire	Spire		Spire
	(Parent Only)	Missouri		Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Year Ended September 30, 2024
Highest borrowings outstanding	$1,135.0	$200.0	$643.6	$132.5	$1,275.0
Lowest borrowings outstanding	554.6	—	228.5	5.5	741.0
Weighted average borrowings	860.2	63.5	437.0	57.9	923.7
Weighted average interest rate	5.6%	6.4%	5.6%	5.6%	5.7%
As of September 30, 2024
Borrowings outstanding	$947.0	$—	$495.3	$48.4	$947.0
Weighted average interest rate	5.2%	0.0%	5.2%	5.2%	5.2%
As of September 30, 2023
Borrowings outstanding	$955.5	$—	$540.6	$124.1	$955.5
Weighted average interest rate	5.6%	0.0%	5.6%	5.6%	5.6%

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of
			Estimated Fair Value
			Quoted
			Prices in	Significant
			Active	Observable
	Carrying	Fair	Markets	Inputs
	Amount	Value	(Level 1)	(Level 2)
Spire
As of September 30, 2024
Cash and cash equivalents	$4.5	$4.5	$4.5	$—
Notes payable	947.0	947.0	—	947.0
Long-term debt, including current portion	3,746.4	3,600.3	—	3,600.3
As of September 30, 2023
Cash and cash equivalents	$5.6	$5.6	$5.6	$—
Notes payable	955.5	955.5	—	955.5
Long-term debt, including current portion	3,710.6	3,270.2	—	3,270.2
Spire Missouri
As of September 30, 2024
Notes payable - associated companies	$495.3	$495.3	$—	$495.3
Long-term debt	1,803.4	1,736.9	—	1,736.9
As of September 30, 2023
Cash and cash equivalents	$0.8	$0.8	$0.8	$—
Notes payable - associated companies	540.6	540.6	—	540.6
Long-term debt	1,785.4	1,592.4	—	1,592.4
Spire Alabama
As of September 30, 2024
Cash and cash equivalents	$1.5	$1.5	$1.5	$—
Notes payable - associated companies	48.4	48.4	—	48.4
Long-term debt	746.3	711.8	—	711.8
As of September 30, 2023
Cash and cash equivalents	$1.2	$1.2	$1.2	$—
Notes payable - associated companies	124.1	124.1	—	124.1
Long-term debt	745.9	648.0	—	648.0

9. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the Intercontinental Exchange (ICE) and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include physical commodity derivatives and interest rate swaps that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of September 30, 2024 or 2023. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	7.0	—	—	(7.0)	—
Natural gas commodity contracts	—	46.0	—	(3.5)	42.5
Other:
U.S. stock/bond mutual funds	17.9	—	—	—	17.9
U.S. bonds	21.9	—	—		21.9
Global Bonds	5.9	—	—	—	5.9
Interest rate swaps	—	0.8	—	—	0.8
Total	$80.4	$46.8	$—	$(13.9)	$113.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$13.6	$—	$—	$(3.8)	$9.8
Gas Marketing:
NYMEX/ICE natural gas contracts	17.7	—	—	(17.7)	—
Natural gas commodity contracts	—	24.5	—	(3.5)	21.0
Other:
Interest rate swaps	—	1.5	—	—	1.5
Total	$31.3	$26.0	$—	$(25.0)	$32.3

As of September 30, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
Gasoline and heating oil contracts	—	0.1	—	(0.1)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	10.1	—	—	(10.1)	—
Natural gas commodity contracts	—	36.7	—	(3.6)	33.1
Other:
U.S. stock/bond mutual funds	7.5	—	—	—	7.5
U.S. bonds	28.7	—	—		28.7
Global Bonds	1.4	—	—	—	1.4
Interest rate swaps	—	44.2	—	—	44.2
Total	$74.4	$81.0	$—	$(20.1)	$135.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$50.8	$—	$—	$(44.0)	$6.8
Gas Marketing:
NYMEX/ICE natural gas contracts	21.8	—	—	(21.8)	—
Natural gas commodity contracts	—	27.6	—	(3.6)	24.0
Total	$72.6	$27.6	$—	$(69.4)	$30.8

Spire Missouri

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
Total	$27.7	$—	$—	$(3.4)	$24.3
LIABILITIES
NYMEX/ICE natural gas contracts	$13.6	$—	$—	$(3.8)	$9.8

As of September 30, 2023
ASSETS
U.S. stock/bond mutual funds	$20.4	$—	$—	$—	$20.4
Gasoline and heating oil contracts	—	0.1	—	(0.1)	—
NYMEX/ICE natural gas contracts	6.3	—	—	(6.3)	—
Total	$26.7	$0.1	$—	$(6.4)	$20.4
LIABILITIES
NYMEX/ICE natural gas contracts	$50.8	$—	$—	$(44.0)	$6.8

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2024 and September 30, 2023, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2024, the fair values of 450.3 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 387.7 million MMBtu will settle during fiscal 2025, and 49.7 million MMBtu, 6.3 million MMBtu, and 3.8 million MMBtu, will settle during fiscal years 2026, 2027, and 2028, respectively. A total of 2.8 million MMBtu will settle in the years 2029-2031. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2024, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

Spire enters into cash flow hedges through the execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At September 30, 2024, the following swaps were outstanding:

Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2024 Mark-to-Market (Loss) Gain
Quarter 3, fiscal 2023	10	$25.0	3.018%	$(1.2)
Quarter 1, fiscal 2024	10	25.0	3.400%	—
Quarter 1, fiscal 2024	10	25.0	3.525%	(0.2)
Quarter 1, fiscal 2024	10	25.0	3.535%	(0.2)
Quarter 1, fiscal 2024	10	25.0	3.450%	(0.1)
Quarter 4, fiscal 2024	10	25.0	3.541%	(0.3)
Quarter 4, fiscal 2024	10	25.0	3.552%	(0.3)
Quarter 4, fiscal 2024	10	25.0	3.426%	(0.1)
Quarter 4, fiscal 2024	10	25.0	3.577%	(0.3)
Quarter 4, fiscal 2024	10	25.0	3.450%	(0.1)
Quarter 4, fiscal 2024	10	25.0	3.350%	0.1
		$275.0		$(2.7)

As of  September 30, 2024, the Company has recorded through other comprehensive income a cumulative mark-to-market net liability of $0.7 on open swaps.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2024 and 2023 were as follows:

	September 30, 2024		September 30, 2023
Gas Marketing	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	56.0	48	61.3	51
Natural gas options purchased, net	3.8	15	4.9	15
Natural gas basis swaps purchased	32.4	39	44.1	51

Gas Utility
Natural gas futures purchased	34.6	12	66.5	24

At September 30, 2024, Spire Missouri also had 13.0 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss (OCI). Accumulated other comprehensive income or loss (AOCI) is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2024, it is expected that $2.6 of net gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2024	2023	2022
Derivatives in Cash Flow Hedging Relationships
Portion of (loss) gain recognized in OCI on derivatives:
Interest rate swaps		$(15.9)	$20.1	$56.7
Portion of gain reclassified from AOCI to income:
Interest rate swaps	Interest Expense	$11.1	$2.4	$1.2

Derivatives Not Designated as Hedging Instruments*
(Loss) gain recognized in income on derivatives:
Gas / diesel futures	Other Income (Expense), Net	$(0.3)	$0.3	$—
Natural gas commodity contracts	Operating Expenses: Natural Gas	12.5	18.0	52.6
NYMEX / ICE natural gas contracts	Operating Expenses: Natural Gas	(16.3)	(35.0)	43.3
Total		$(4.1)	$(16.7)	$95.9

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2024	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$0.8	Current Liabilities: Other	$1.5
Subtotal		0.8		1.5

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	3.4	Current Liabilities: Other	13.6
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	6.2	Current Liabilities: Other	13.7
	Deferred Charges and Other Assets: Other	0.8	Deferred Credits and Other Liabilities: Other	4.0
Natural gas commodity	Current Assets: Other	42.1	Current Liabilities: Other	19.8
	Deferred Charges and Other Assets: Other	3.9	Deferred Credits and Other Liabilities: Other	4.7
Subtotal		56.4		55.8
Total derivatives		$57.2		$57.3

September 30, 2023
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$44.2	Current Liabilities: Other	$—
Subtotal		44.2		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	6.3	Current Liabilities: Other	50.8
Gasoline and heating oil contracts	Current Assets: Other	0.1		—
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	8.0	Current Liabilities: Other	16.0
	Deferred Charges and Other Assets: Other	2.1	Deferred Credits and Other Liabilities: Other	5.7
Natural gas commodity	Current Assets: Other	31.2	Current Liabilities: Other	20.1
	Deferred Charges and Other Assets: Other	5.5	Deferred Credits and Other Liabilities: Other	7.6
Subtotal		53.2		100.2
Total derivatives		$97.4		$100.2

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the consolidated balance sheets:

	2024	2023
Fair value of derivative assets presented above	$57.2	$97.4
Fair value of cash margin receivable offset with derivatives	11.1	49.3
Netting of assets and liabilities with the same counterparty	(25.0)	(69.4)
Total	$43.3	$77.3
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets: Other	$39.5	$71.8
Deferred Charges and Other Assets: Other	3.8	5.5
Total	$43.3	$77.3

Fair value of derivative liabilities presented above	$57.3	$100.2
Netting of assets and liabilities with the same counterparty	(25.0)	(69.4)
Total	$32.3	$30.8
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities: Other	$27.6	$23.2
Deferred Credits and Other Liabilities: Other	4.7	7.6
Total	$32.3	$30.8

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains and losses on these contracts are not subject to Spire Missouri’s PGA clause. At September 30, 2024, Spire Missouri did not have a material amount of gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. As in both 2023 and 2022, there will be no reclassifications into the statements of income during fiscal 2025. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2024 and 2023 were as follows:

	September 30, 2024		September 30, 2023
	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	34.6	12	66.5	24

At September 30, 2024, Spire Missouri had also had 13.0 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

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

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2024	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$3.4	Current Liabilities: Other	$13.6
Total derivatives		$3.4		$13.6

September 30, 2023
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$6.3	Current Liabilities: Other	$50.8
Gasoline and heating oil contracts	Current Assets: Other	0.1		—
Total derivatives		$6.4		$50.8

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s balance sheets:

	2024	2023
Fair value of derivative assets presented above	$3.4	$6.4
Fair value of cash margin receivable offset with derivatives	0.4	37.6
Netting of assets and liabilities with the same counterparty	(3.8)	(44.0)
Total	$—	$—

Fair value of derivative liabilities presented above	$13.6	$50.8
Netting of assets and liabilities with the same counterparty	(3.8)	(44.0)
Total	9.8	$6.8

Derivative Instrument Liabilities, per Balance Sheets:
Derivative instrument liabilities	$9.8	$6.8
Total	$9.8	$6.8

Spire Alabama

Spire Alabama periodically employs a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no such contracts outstanding as of September 30, 2024 and 2023.

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

Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $45.9 at September 30, 2024. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2024, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $21.0. Three of these five counterparties are investment-grade-rated integrated utilities, one is a liquefied natural gas project facility with a senior debt issue rating one notch below investment-grade with a positive outlook, and one is a utility marketing affiliate which is not rated but whose owners are all investment-grade public power companies.

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

The provision for income taxes during the fiscal years ended September 30, 2024, 2023, and 2022 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Federal:
Current	$0.2	$0.7	$0.5	$—	$—	$—	$—	$—	$—
Deferred	46.1	30.4	47.0	13.5	10.1	18.2	21.7	15.8	18.1
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	1.5	1.2	0.5	0.9	—	—	—	—	—
Deferred	11.1	6.7	11.1	1.5	1.7	3.3	5.2	4.5	5.1
Total income tax expense	$58.7	$38.8	$58.9	$15.7	$11.6	$21.3	$26.9	$20.3	$23.2

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefits	3.7	3.7	3.6	2.6	2.6	2.6	4.1	4.1	4.1
Certain expenses capitalized on books and deducted on tax return	(1.2)	(1.4)	(1.6)	(2.7)	(2.7)	(3.2)	—	—	—
Taxes related to prior years	—	—	(0.3)	—	—	(0.6)	—	—	—
Tax credits *	(0.9)	(3.3)	—	(1.1)	(4.2)	—	(0.3)	(1.9)	—
Amortization of excess deferred taxes	(3.3)	(5.1)	(3.5)	(7.4)	(7.7)	(7.3)	0.2	0.2	—
Other items – net **	(0.3)	0.2	1.9	(0.7)	—	3.1	0.1	0.1	0.2
Effective income tax rate	19.0%	15.1%	21.1%	11.7%	9.0%	15.6%	25.1%	23.5%	25.3%

*	In 2023, the Company completed a research and development study which encompassed fiscal years 2014 to 2022.
**	Other consists primarily of property adjustments.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Deferred tax assets:
Operating losses	$182.2	$239.2	$24.7	$89.2	$153.0	$159.8
Goodwill	—	—	—	—	44.4	58.8
Pension and other postretirement benefits	58.6	64.4	39.3	44.7	17.1	17.0
Regulatory amount due to customers, net	27.1	30.4	24.5	27.6	2.3	—
Reserves not currently deductible	0.5	27.7	—	—	2.9	3.9
Other	43.3	35.8	12.3	10.5	2.1	3.0
Total deferred tax assets	311.7	397.5	100.8	172.0	221.8	242.5
Deferred tax liabilities:
Relating to property	(842.2)	(788.0)	(531.2)	(507.7)	(230.0)	(218.7)
Regulatory pension and other postretirement benefits	(60.8)	(80.6)	(33.8)	(53.0)	(25.6)	(25.9)
Deferred gas costs	(19.9)	(67.0)	(17.7)	(64.1)	—	—
Other ***	(197.2)	(205.6)	(85.7)	(79.0)	(2.1)	(7.0)
Total deferred tax liabilities	(1,120.1)	(1,141.2)	(668.4)	(703.8)	(257.7)	(251.6)
Net deferred tax (liability) asset	$(808.4)	$(743.7)	$(567.6)	$(531.8)	$(35.9)	$(9.1)

***	For Spire, Other consists primarily of goodwill-related liabilities.

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations. The Tax Cuts and Jobs Act of 2017 (TCJA) reduced the corporate federal income tax rate, and the corresponding reductions in deferred income tax balances resulted in amounts previously collected from utility customers for these deferred taxes becoming refundable to such customers, generally through reductions in future rates. The TCJA includes provisions that stipulate how these excess deferred taxes are to be passed back to customers for certain accelerated tax depreciation benefits. In fiscal year 2018, the MoPSC Amended Report and Order took effect and the estimated excess accumulated deferred income tax began to be returned to Spire Missouri customers in rates. During fiscal year 2022, the amount of excess accumulated deferred income taxes was trued up as part of the rate proceeding. The amount being returned related to the TCJA has been updated and in addition the excess accumulated deferred income taxes related to the Missouri tax rate change began to be returned in fiscal year 2022. For Spire Missouri, excess accumulated deferred taxes of $9.9, $10.0, and $9.9, respectively, were returned in fiscal year 2024, 2023, and 2022. The treatment for accumulated deferred income tax balances for Spire Alabama, Spire Gulf and Spire Mississippi started to be accounted for during fiscal year 2023. For Spire Gulf, $0.6 and $3.1, respectively, were returned to ratepayers in fiscal year 2024 and 2023. Spire Mississippi returned less than $0.1 and $0.1, respectively, in fiscal year 2024 and 2023. For Spire Alabama, the deferred tax position resulted in a collection from customers of $0.2 and $0.2, respectively, for fiscal years 2024 and 2023.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting that taxpayers may use to determine whether to deduct or capitalize expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property. Under the revenue procedure, the method of accounting will depend on the property’s classification as linear transmission property, linear distribution property, or non-linear property. The revenue procedure may be adopted in tax years ending after May 1, 2023. It is anticipated the Company will adopt the revenue procedure with the filing of its tax return for the year ended September 30, 2024.

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

As of September 30, 2024, Spire, and on a separate company basis, Spire Missouri and Spire Alabama, had carryforwards as shown below.

	Spire	Spire Missouri	Spire Alabama
Federal and state loss carryforwards	$734.6	$134.7	$599.4
Tax credit carryforwards	15.0	7.6	2.3

For federal tax purposes, Spire Missouri’s and Spire Alabama’s loss carryforwards may be utilized against income from another member of the consolidated group. The loss carryforwards begin to expire in fiscal 2030 for certain state purposes and fiscal 2037 for federal and other state purposes. The tax credit carryforwards are expected to be utilized prior to their expiration.

The Company, Spire Missouri and Spire Alabama recognize the tax benefit from a tax position only if it is at least more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Unrecognized tax benefits are reported as a reduction of a deferred tax asset for an operating loss carryforward to the extent the recognition of the benefit would impact the operating loss carryforward, pursuant to ASU 2013-11. The following table presents a reconciliation of the beginning and ending balances of unrecognized tax benefits.

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Unrecognized tax benefits, beginning of year	$23.8	$19.6	$16.4	$22.9	$19.3	$16.1	$0.3	$—	$—
Increases related to tax positions taken in current year	2.6	4.2	3.3	2.4	3.6	3.2	—	0.3	—
Reductions due to lapse of applicable statute of limitations	(0.1)	—	(0.1)	—	—	—	—	—	—
Unrecognized tax benefits, end of year	$26.3	$23.8	$19.6	$25.3	$22.9	$19.3	$0.3	$0.3	$—

As of September 30, 2024 and 2023, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $6.2 and $5.9, respectively, for the Company, $5.3 and $5.1, respectively, for Spire Missouri, and $0.3 and $0.3, respectively, for Spire Alabama. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company, Spire Missouri, and Spire Alabama do not expect that any such change will be significant to the balance sheets. Spire Alabama reported no unrecognized tax benefits for fiscal year 2022.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2024 and 2023, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2021, except to the extent the net operating losses from prior years are reviewed.

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

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost – benefits earned during the period	$15.7	$16.3	$20.0	$10.4	$11.4	$14.4	$4.6	$4.2	$4.8
Interest cost on projected benefit obligation	26.7	25.1	21.5	18.9	17.8	14.7	5.1	4.8	4.7
Expected return on plan assets	(24.8)	(24.5)	(31.3)	(17.0)	(18.0)	(22.7)	(4.8)	(3.5)	(5.2)
Amortization of prior service credit	(4.5)	(4.5)	(4.5)	(1.9)	(1.9)	(1.9)	(2.4)	(2.4)	(2.4)
Amortization of actuarial loss	6.4	6.6	11.9	5.9	6.1	9.6	1.0	0.9	2.4
Special termination benefits	2.6	—	—	2.6	—	—	—	—	—
Loss on lump-sum settlements and curtailments	12.9	9.7	33.6	12.9	0.6	27.3	—	9.1	6.3
Subtotal	35.0	28.7	51.2	31.8	16.0	41.4	3.5	13.1	10.6
Regulatory adjustment	18.4	26.3	12.5	10.8	27.1	9.9	6.7	(1.7)	1.7
Net pension cost	$53.4	$55.0	$63.7	$42.6	$43.1	$51.3	$10.2	$11.4	$12.3

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Current year actuarial loss (gain)	$8.8	$14.5	$(16.9)	$(0.9)	$5.7	$0.9	$8.5	$9.0	$(16.0)
Amortization of actuarial loss	(6.4)	(6.6)	(11.9)	(5.9)	(6.1)	(9.6)	(1.0)	(0.9)	(2.4)
Acceleration of loss recognized due to settlement	(12.9)	(9.7)	(33.6)	(12.9)	(0.6)	(27.3)	—	(9.1)	(6.3)
Current year service credit	0.2	—	—	0.2	—	—	—	—	—
Amortization of prior service credit	4.5	4.5	4.5	1.9	1.9	1.9	2.4	2.4	2.4
Subtotal	(5.8)	2.7	(57.9)	(17.6)	0.9	(34.1)	9.9	1.4	(22.3)
Regulatory adjustment	5.2	(2.8)	56.3	17.0	(1.0)	32.5	(9.9)	(1.4)	22.3
Total recognized in OCI	$(0.6)	$(0.1)	$(1.6)	$(0.6)	$(0.1)	$(1.6)	$—	$—	$—

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

In the fiscal year ended September 30, 2024 two Spire Missouri plans met the criteria for settlement recognition for lump sum payments, with one of the plans also offering special termination benefits, requiring re-measurement of the obligation under those plans using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rate for the Missouri plans were updated to 5.1% at September 30, 2024 (from 6.25% at September 30, 2023). Total Spire Missouri lump sum payments recognized as settlements during fiscal 2024 were $37.3.

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

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Benefit obligation, beginning of year	$438.7	$464.4	$313.2	$320.6	$80.6	$97.8
Service cost	15.7	16.3	10.4	11.4	4.6	4.2
Interest cost	26.7	25.1	18.9	17.8	5.1	4.8
Actuarial loss (gain)	46.0	(1.1)	25.2	(4.9)	14.3	5.4
Plan amendments	0.2	—	0.2	—	—	—
Settlement loss	—	9.7	—	0.6	—	9.1
Special termination benefits	2.6	—	2.6	—	—	—
Settlement benefits paid	(37.3)	(48.8)	(37.3)	(9.9)	—	(38.8)
Regular benefits paid	(22.9)	(26.9)	(13.5)	(22.4)	(6.7)	(1.9)
Benefit obligation, end of year	$469.7	$438.7	$319.7	$313.2	$97.9	$80.6
Accumulated benefit obligation, end of year	$459.4	$433.1	$314.7	$309.5	$92.9	$78.8

In 2024, almost all of the qualified plans experienced increases to their respective benefit obligations. The discount rates decreased between 110 and 125 basis points compared to the prior fiscal year-end which led to liability losses. Lump sum rates for two plans decreased from the prior fiscal year, leading to further liability losses. Finally, experience study assumption changes, including updated termination rates, retirement rates, salary scale, form of payment, spouse age and percentage married resulted in liability gains for Spire Alabama and liability losses for Spire Missouri.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Fair value of plan assets, beginning of year	$334.7	$332.7	$242.0	$235.9	$53.6	$57.3
Actual return on plan assets	61.8	9.1	43.2	7.5	10.4	—
Employer contributions	38.5	58.9	25.4	30.3	12.6	27.9
Settlement benefits paid	(37.3)	(39.1)	(37.3)	(9.3)	—	(29.7)
Regular benefits paid	(22.9)	(26.9)	(13.5)	(22.4)	(6.7)	(1.9)
Fair value of plan assets, end of year	$374.8	$334.7	$259.8	$242.0	$69.9	$53.6
Funded status of plans, end of year	$(94.9)	$(104.0)	$(59.9)	$(71.2)	$(28.0)	$(27.0)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Current liabilities	$(1.0)	$(1.6)	$(1.0)	$(1.6)	$—	$—
Noncurrent liabilities	(93.9)	(102.4)	(58.9)	(69.6)	(28.0)	(27.0)
Total	$(94.9)	$(104.0)	$(59.9)	$(71.2)	$(28.0)	$(27.0)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Net actuarial loss	$119.7	$130.1	$72.9	$92.5	$47.7	$40.2
Prior service credit	(26.4)	(31.2)	(14.0)	(16.2)	(11.5)	(13.9)
Subtotal	93.3	98.9	58.9	76.3	36.2	26.3
Adjustments for amounts included in regulatory assets	(90.8)	(95.9)	(56.4)	(73.3)	(36.2)	(26.3)
Total	$2.5	$3.0	$2.5	$3.0	$—	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2024	2023	2022
Weighted average discount rate - Spire Missouri East plan	6.25%	5.70%	3.00%
Weighted average discount rate - Spire Missouri West plan	6.30%	5.80%	3.00%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.75%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2024	2023	2022
Weighted average discount rate	6.20%/6.25%	5.65%/5.70%	3.10%/3.00%
Weighted average rate of future compensation increase	3.00%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	6.50%	6.75%

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

The assumptions used to calculate the benefit obligations are as follows:

	2024	2023
Weighted average discount rate - Spire Missouri East plan	5.10%	6.25%
Weighted average discount rate - Spire Missouri West plan	5.05%	6.30%
Weighted average discount rate - Spire Alabama plans	5.10%	6.20%/6.25%
Weighted average rate of future compensation increase (all plans)	3.50%	3.00%
Cash balance interest crediting rate - Spire Alabama / Spire Missouri	4.25%	4.25%

The following table sets forth the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$469.7	$438.7	$319.7	$313.2	$97.9	$80.6
Accumulated benefit obligation	459.4	433.1	314.7	309.5	92.9	78.8
Fair value of plan assets	374.8	334.7	259.8	242.0	69.9	53.6

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2024 Target	2024 Actual	2023 Target	2023 Actual
Return seeking assets	70.0%	71.3%	70.0%	77.0%
Liability hedging assets	30.0%	24.3%	30.0%	20.0%
Cash and cash equivalents	—%	4.4%	—%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2024 Target	2024 Actual	2023 Target	2023 Actual
Return seeking assets	75.0%	74.9%	75.0%	76.0%
Liability hedging assets	25.0%	22.6%	25.0%	15.0%
Cash and cash equivalents	—%	2.5%	—%	9.0%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2025	2026	2027	2028	2029	2030 – 2035
Spire	$49.4	$45.6	$44.5	$44.0	$43.0	$197.8
Spire Missouri	38.2	34.0	32.0	31.4	30.2	132.7
Spire Alabama	7.6	7.9	8.8	8.5	8.9	45.4

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire Missouri’s contributions to the pension plans in fiscal 2025 are anticipated to be $37.5 into the qualified trusts, and $0 into the non-qualified plans. Spire Alabama’s contributions to the pension plans in fiscal 2025 are anticipated to be $14.5 into the qualified trusts.

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

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost – benefits earned during the period	$4.3	$4.8	$7.5	$3.5	$4.0	$6.3	$0.7	$0.7	$1.1
Interest cost on accumulated postretirement benefit obligation	8.9	8.5	6.0	6.6	6.5	4.5	2.1	1.8	1.4
Expected return on plan assets	(16.0)	(15.8)	(16.8)	(10.6)	(10.5)	(11.3)	(5.1)	(5.0)	(5.2)
Amortization of prior service cost (credit)	0.3	0.3	1.0	0.6	0.6	0.7	(0.3)	(0.3)	0.3
Amortization of actuarial gain	(5.8)	(4.0)	(2.2)	(5.2)	(3.2)	(1.9)	(0.1)	(0.5)	—
Special termination benefits	6.1	—	—	6.1	—	—	—	—	—
Subtotal	(2.2)	(6.2)	(4.5)	1.0	(2.6)	(1.7)	(2.7)	(3.3)	(2.4)
Regulatory adjustment	(3.6)	0.6	3.3	(1.9)	1.8	5.0	(1.8)	(1.3)	(1.8)
Net postretirement benefit (income) cost	$(5.8)	$(5.6)	$(1.2)	$(0.9)	$(0.8)	$3.3	$(4.5)	$(4.6)	$(4.2)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Current year actuarial (gain) loss	$(52.4)	$(24.4)	$15.8	$(40.4)	$(21.5)	$9.8	$(9.3)	$(1.1)	$5.9
Amortization of actuarial gain	5.8	4.0	2.2	5.2	3.2	1.9	0.1	0.5	—
Current year prior service cost	(4.7)	—	(6.3)	(4.7)	—	(1.1)	—	—	(5.2)
Amortization of prior service (cost) credit	(0.3)	(0.3)	(1.0)	(0.6)	(0.6)	(0.7)	0.3	0.3	(0.3)
Subtotal	(51.6)	(20.7)	10.7	(40.5)	(18.9)	9.9	(8.9)	(0.3)	0.4
Regulatory adjustment	51.6	20.7	(10.7)	40.5	18.9	(9.9)	8.9	0.3	(0.4)
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

In fiscal 2024, Spire Missouri offered an early retirement incentive to select employees, which resulted in a $6.1 increase in the postretirement obligation.

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Benefit obligation, beginning of year	$142.6	$148.1	$105.3	$114.8	$35.1	$29.9
Service cost	4.3	4.8	3.5	4.0	0.7	0.7
Interest cost	8.9	8.5	6.6	6.5	2.1	1.8
Actuarial (gain) loss	(1.5)	(10.6)	(3.2)	(13.4)	3.1	4.2
Plan amendments	(4.7)	—	(4.7)	—	—	—
Retiree drug subsidy program	0.2	0.2	0.2	0.2	—	—
Special termination benefits	6.1	—	6.1	—	—	—
Benefits paid	(13.4)	(8.4)	(11.4)	(6.8)	(2.0)	(1.5)
Benefit obligation, end of year	$142.5	$142.6	$102.4	$105.3	$39.0	$35.1

In fiscal 2024, the discount rates decreased 125 basis points compared to the prior fiscal year-end which led to liability losses for both Spire Alabama and Spire Missouri plans. Experience study assumption changes including updated termination rates, retirement rates, employee and spouse participation, and spouse age resulted in gains for both Spire Missouri and Spire Alabama. For Spire Alabama, these gains did not offset the impact of the discount rate decrease, resulting in a net increase in obligation benefit. For Spire Missouri plans, these gains, combined with higher benefit payments, more than offset the impact of the discount rate decrease and the recognition of special termination benefits, resulting in a net decrease in the benefit obligation.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Fair value of plan assets at beginning of year	$286.3	$264.7	$188.8	$176.7	$92.0	$83.3
Actual return on plan assets	66.3	29.9	47.3	18.8	17.5	10.2
Employer contributions	0.2	0.1	0.2	0.1	—	—
Benefits paid	(13.4)	(8.4)	(11.4)	(6.8)	(2.0)	(1.5)
Fair value of plan assets, end of year	$339.4	$286.3	$224.9	$188.8	$107.5	$92.0
Funded status of plans, end of year	$196.9	$143.7	$122.5	$83.5	$68.5	$56.9

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Noncurrent assets	$248.3	$180.7	$173.9	$120.5	$68.5	$56.9
Current liabilities	(0.4)	(0.4)	(0.4)	(0.4)	—	—
Noncurrent liabilities	(51.0)	(36.6)	(51.0)	(36.6)	—	—
Total	$196.9	$143.7	$122.5	$83.5	$68.5	$56.9

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Net actuarial gain	$(150.0)	$(103.3)	$(127.5)	$(92.3)	$(15.4)	$(6.1)
Prior service cost (credit)	2.0	7.0	2.1	7.4	(0.1)	(0.4)
Subtotal	(148.0)	(96.3)	(125.4)	(84.9)	(15.5)	(6.5)
Adjustments for amounts included in regulatory assets	148.0	96.3	125.4	84.9	15.5	6.5
Total	$—	$—	$—	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2024	2023	2022
Weighted average discount rate – Spire Missouri plans	6.30%	5.80%	2.95%
Expected long-term rate of return on plan assets – Spire Missouri plans	5.50%	5.50%	5.75%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2024	2023	2022
Weighted average discount rate	6.30%	5.80%	2.95%
Expected long-term rate of return on plan assets	4.75%/6.00%	4.75%/6.00%	5.00%/6.25%

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

The weighted average discount rate used to calculate the accumulated postretirement benefit obligations for the Spire Alabama and Spire Missouri plans was 5.05% for 2024 and 6.30% for 2023.

The assumed medical cost trend rates at September 30 are as follows:

	2024	2023
Medical cost trend assumed for next year – Spire Alabama and Spire Missouri	6.50%	6.50%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2031	2030

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2024 Actual	2023 Actual
Equity securities	60.0%	60.8%	58.9%
Debt securities	40.0%	38.2%	38.1%
Cash and cash equivalents	—%	1.0%	3.0%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2024 Actual	2023 Actual
Equity securities	60.5%	60.7%	59.9%
Debt securities	39.5%	39.3%	40.1%
Total	100.0%	100.0%	100.0%

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

The following table sets forth expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2025	2026	2027	2028	2029	2030 – 2035
Spire	$14.5	$14.1	$13.6	$13.0	$12.6	$58.1
Spire Missouri	11.3	10.8	10.4	9.9	9.5	42.7
Spire Alabama	3.1	3.1	3.1	3.0	3.0	14.9

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For both Spire Missouri and Spire Alabama there are no anticipated contributions to the postretirement plans in fiscal 2025.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines. The cost of the defined contribution plan for Spire Inc. totaled $16.6 for fiscal years 2024, and $15.5 for 2023, and 2022, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for Spire Missouri amounted to $9.3, $9.1, and $10.9 for fiscal years 2024, 2023, and 2022, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $2.9, $3.1, and $3.6 for fiscal years 2024, 2023, and 2022, respectively.

Fair Value Measurements of Pension and Other Postretirement Plan Assets

For registrants, cash and cash equivalents include money market mutual funds, are valued based on quoted market prices and are recorded as level 1 assets. Debt securities, other than global funds, are valued based on broker/dealer quotations or by using observable market inputs and are recorded as level 1 assets. The US stock/bond mutual funds that are valued at the quoted market price of the identical securities are recorded as level 1 assets. Debt global funds, real asset funds, international funds, and certain US stock/bond mutual funds and equity funds are recorded as level 2 as they have observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	As of September 30, 2024			As of September 30, 2023
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$12.7	$—	$12.7	$14.8	$—	$14.8
Equity funds - global (including U.S.)	—	152.4	152.4	—	139.0	139.0
Real asset funds	—	57.7	57.7	—	55.2	55.2
Debt securities:
U.S. bond funds	55.6	—	55.6	27.8	—	27.8
U.S. government index funds	33.9	—	33.9	36.2	—	36.2
Global funds (including U.S.)	—	62.5	62.5	—	61.7	61.7
Total	$102.2	$272.6	$374.8	$78.8	$255.9	$334.7

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	As of September 30, 2024			As of September 30, 2023
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$1.6	$—	$1.6	$5.1	$—	$5.1
U.S. stock/bond mutual funds	229.1	89.0	318.1	188.2	76.5	264.7
International fund	—	19.7	19.7	—	16.5	16.5
Total	$230.7	$108.7	$339.4	$193.3	$93.0	$286.3

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	As of September 30, 2024			As of September 30, 2023
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$9.9	$—	$9.9	$6.8	$—	$6.8
Equity funds - global (including U.S.)	—	102.2	102.2	—	99.4	99.4
Real asset funds	—	40.2	40.2	—	40.2	40.2
Debt securities:
U.S. bond funds	38.2	—	38.2	20.9	—	20.9
U.S. government index funds	25.2	—	25.2	28.7	—	28.7
Global funds (including U.S.)	—	44.1	44.1	—	46.0	46.0
Total	$73.3	$186.5	$259.8	$56.4	$185.6	$242.0

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	As of September 30, 2024			As of September 30, 2023
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$0.7	$—	$0.7	$4.3	$—	$4.3
U.S. stock/bond mutual funds	224.2	—	224.2	184.5	—	184.5
Total	$224.9	$—	$224.9	$188.8	$—	$188.8

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	As of September 30, 2024			As of September 30, 2023
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$1.7	$—	$1.7	$4.6	$—	$4.6
Equity funds - global (including U.S.)	—	30.6	30.6	—	22.9	22.9
Real asset funds	—	10.6	10.6	—	8.7	8.7
Debt securities:
U.S. bond funds	10.6	—	10.6	4.0	—	4.0
U.S. government index funds	5.2	—	5.2	4.3	—	4.3
Global funds (including U.S.)	—	11.2	11.2	—	9.1	9.1
Total	$17.5	$52.4	$69.9	$12.9	$40.7	$53.6

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	As of September 30, 2024			As of September 30, 2023
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
U.S. stock/bond mutual funds	$—	$89.0	$89.0	$—	$76.5	$76.5
International fund	—	18.5	18.5	—	15.5	15.5
Total	$—	$107.5	$107.5	$—	$92.0	$92.0

14. INFORMATION BY OPERATING SEGMENT

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire STL Pipeline and Spire MoGas Pipeline, subsidiaries of Spire providing natural gas pipeline transportation services, and Spire Storage, a subsidiary of Spire providing interstate natural gas storage services. Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

Management evaluates the performance of the operating segments based on the computation of adjusted earnings. Adjusted earnings exclude from reported net income, as applicable, the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions.

	Gas	Gas
2024	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Revenues from external customers	2,436.2	99.2	56.9	0.7	—	$2,593.0
Intersegment revenues	1.7	—	43.8	16.9	(62.4)	—
Total Operating Revenues	2,437.9	99.2	100.7	17.6	(62.4)	2,593.0
Depreciation and amortization expense	263.6	1.5	12.8	0.5	—	278.4
Interest expense	147.3	—	7.0	93.1	(46.3)	201.1
Income tax expense (benefit)	48.0	10.8	9.6	(9.7)	—	58.7
Adjusted earnings (loss)	220.8	23.4	33.5	(30.3)	—	247.4
Capital expenditures	691.1	0.1	171.3	—	(1.2)	861.3

	Gas	Gas
2023	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Revenues from external customers	$2,456.6	$179.1	$29.9	$0.7	$—	$2,666.3
Intersegment revenues	0.3	—	36.2	16.0	(52.5)	—
Total Operating Revenues	2,456.9	179.1	66.1	16.7	(52.5)	2,666.3
Depreciation and amortization expense	244.4	1.5	8.4	0.5	—	254.8
Interest expense	139.9	—	8.6	72.1	(34.9)	185.7
Income tax expense (benefit)	32.7	12.8	3.8	(10.5)	—	38.8
Adjusted earnings (loss)	200.5	47.6	14.1	(34.1)	—	228.1
Capital expenditures	588.6	0.4	73.6	(0.1)	—	662.5

	Gas	Gas
2022	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Revenues from external customers	$1,945.6	$234.9	$17.4	$0.6	$—	$2,198.5
Intersegment revenues	0.5	—	35.7	15.5	(51.7)	—
Total Operating Revenues	1,946.1	234.9	53.1	16.1	(51.7)	2,198.5
Depreciation and amortization expense	227.9	1.4	7.5	0.5	—	237.3
Interest expense	86.4	—	4.9	37.3	(8.8)	119.8
Income tax expense (benefit)	49.6	11.9	4.5	(7.1)	—	58.9
Adjusted earnings (loss)	202.7	27.0	11.1	(24.5)	—	216.3
Capital expenditures	528.6	0.9	22.6	0.1	—	552.2

Total Assets at End of Year	2024	2023	2022
Gas Utility	$8,767.2	$8,486.7	$8,042.8
Gas Marketing	206.1	332.0	638.7
Midstream	903.4	574.3	446.0
Other	2,689.8	2,533.3	2,705.5
Eliminations	(1,705.8)	(1,612.7)	(1,749.3)
Total Assets	$10,860.7	$10,313.6	$10,083.7

Reconciliation of Consolidated Net Income to Consolidated Adjusted Earnings	2024	2023	2022
Net Income	$250.9	$217.5	$220.8
Adjustments, pre-tax:
Fair value and timing adjustments	(12.4)	11.4	(11.4)
Acquisition and restructuring activities	7.6	2.5	—
Income tax adjustments	1.3	(3.3)	6.9
Adjusted Earnings	$247.4	$228.1	$216.3

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

The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of September 30, 2024 and 2023.

	Spire		Spire Missouri		Spire Alabama
September 30	2024	2023	2024	2023	2024	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$28.9	$293.2	$28.1	$269.4	$—	$21.7
Other	86.5	55.1	55.9	23.7	19.2	19.9
Total Current Regulatory Assets	115.4	348.3	84.0	293.1	19.2	41.6
Noncurrent:
Future income taxes due from customers	150.7	144.5	142.7	136.2	1.8	2.0
Pension and postretirement benefit costs	237.5	261.0	166.5	189.1	68.2	67.8
Cost of removal	668.2	633.2	97.0	97.0	571.2	536.2
Unamortized purchased gas adjustments	1.2	23.0	1.2	23.0	—	—
Energy efficiency	61.0	56.3	61.0	56.3	—	—
Other	133.2	131.2	119.6	116.0	0.8	0.9
Total Noncurrent Regulatory Assets	1,251.8	1,249.2	588.0	617.6	642.0	606.9
Total Regulatory Assets	$1,367.2	$1,597.5	$672.0	$910.7	$661.2	$648.5
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$42.3	$—	$10.2	$—	$30.9	$—
Other	7.2	7.3	—	—	2.9	—
Total Current Regulatory Liabilities	49.5	7.3	10.2	—	33.8	—
Noncurrent:
Deferred taxes due to customers	114.2	128.0	101.8	114.8	—	—
Pension and postretirement benefit costs	232.9	185.2	196.6	156.5	25.1	17.9
Accrued cost of removal	133.6	126.6	94.5	90.4	—	—
Unamortized purchased gas adjustments	17.2	11.2	17.2	11.2	—	—
Other	37.6	21.4	33.2	16.5	3.2	3.3
Total Noncurrent Regulatory Liabilities	535.5	472.4	443.3	389.4	28.3	21.2
Total Regulatory Liabilities	$585.0	$479.7	$453.5	$389.4	$62.1	$21.2

A portion of the Company’s and Spire Missouri's regulatory assets are not earning a return, as shown in the table below:

	Spire		Spire Missouri
September 30	2024	2023	2024	2023
Pension and postretirement benefit costs	$129.7	$133.4	$129.7	$133.4
Future income taxes due from customers	148.9	142.5	142.7	136.2
Unamortized purchase gas adjustments	29.3	292.4	29.3	292.4
Other	132.5	104.2	132.5	104.2
Total Regulatory Assets Not Earning a Return	$440.4	$672.5	$434.2	$666.2

Like all the Company’s regulatory assets, these regulatory assets as of September 30, 2024 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

As authorized by the MoPSC, the PGA clause allows Spire Missouri to flow through to customers, subject to prudence review by the MoPSC, the cost of purchased gas supplies. To better match customer billings with market natural gas prices, Spire Missouri is allowed to file to modify, on a periodic basis, the level of gas costs in its PGA. Some provisions of the PGA clause are:

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

•

Pre-tax income from off-system sales and capacity release revenues is shared with customers such that customers receive 75% and Spire Missouri receives 25% (after the first $2.2 of annual value from capacity release goes entirely to customers through fiscal 2029).

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA clause, as well as the actual amount of off-system sales and capacity release revenues allocated to customers, are reflected as a regulatory asset or liability at the end of the fiscal year. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in the subsequent November. The balance in the current account is amortized as amounts are reflected in customer billings. In fiscal 2023, Spire Missouri filed two changes to its tariff, which were approved and became effective in November 2022 and January 2023. In fiscal 2024, the MoPSC approved slight decreases in the PGA in Spire Missouri’s western service territory tariff effective in November 2023 and June 2024 (and no change in the eastern service territory). On November 12, 2024, based on a recent Spire Missouri filing, the MoPSC approved a PGA decrease of approximately 30% for both service territories effective  November 15, 2024.

In mid- February 2021, the central U.S. experienced a period of unusually severe cold weather (“Winter Storm Uri”), and Spire Missouri implemented an Operational Flow Order (OFO) to preserve the integrity of its distribution system. During this time, Spire Missouri was required to purchase additional natural gas supply, both to ensure adequate supply for its firm utility customers, and to cover the shortfall created when third-party marketers failed to deliver natural gas supply to its city gates on behalf of their customers. In accordance with its MoPSC-approved OFO tariff, Spire Missouri invoiced the cost of gas and associated penalties totaling $195.8 to non-compliant marketers and recorded accounts receivable. Recoveries collected are an offset to cost of natural gas for firm utility customers through the PGA and Actual Cost Adjustment (ACA) so are net income neutral to Spire Missouri. The three largest counterparties did not remit payment when due, so Spire Missouri filed suit against them in federal court to recover the invoiced amounts. In late February 2022, the parties to the OFO waiver suits agreed to a settlement in principle, pursuant to which marketers will reimburse Spire Missouri for the actual cost of its incremental gas purchases to serve marketers’ customers during Winter Storm Uri, so Spire Missouri reduced revenue, accounts receivable, cost of gas and regulatory liabilities by approximately $150 in the second quarter of fiscal 2022. The settlement, which reduced the total amount due from the three marketers to approximately $42, was approved by the MoPSC in late May 2022. The marketers are making timely payments to Spire Missouri, and the remaining total balance was less than $20 as of September 30, 2024.

In 2022, the MoPSC initiated its annual ACA dockets (GR-2022-0135 and GR-2022-0136) to audit gas commodity and transportation costs for the 2020-2021 heating season, which included the impact of Winter Storm Uri in mid- February 2021 on Spire Missouri’s natural gas portfolio. In December 2022, the MoPSC Staff proposed disallowances relating to imbalance cash-outs and an off-system sale. In fiscal 2024, all outstanding issues were resolved with no impact on historically reported results.

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. All prior ISRS revenues were reset to zero as of December 26, 2022 as a result of Spire Missouri’s most recent base rate case. Since then, the MoPSC has approved cumulative annual ISRS revenue increases of $53.6 (with the latest increase of $16.7 effective on  November 16, 2024), reflecting eligible pipe replacement from September 2022 through August 2024.

Spire Alabama

In September 2022, the APSC approved the renewal of Rate Stabilization and Equalization (RSE) through September 30, 2025, with certain modifications to the previous terms. Under RSE, the APSC conducts reviews in March, June and September to determine whether Spire Alabama’s return on average common equity (RCE) at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected RCE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Effective October 1, 2022, Spire Alabama's allowed range of RCE is 9.50% to 9.90% with an adjusting point of 9.70%. Previously, the allowed range was 10.15% to 10.65% with an adjusting point of 10.40%. Spire Alabama is subject to a performance-based adjustment of plus or minus 10 basis points to the RCE adjusting point, based upon the terms of the previously approved Accelerated Infrastructure Modernization (AIM) Program tariff; however, Spire applied for and received approval to suspend the operation of the AIM performance-based adjustment for 2022, 2023, 2024 and 2025, impacting fiscal years 2023 through 2026. Spire Alabama’s equity as a percent of total capitalization is limited to 55.5%, and Average Common Equity growth is limited to 6.00% each year.

In the first quarter of fiscal 2023, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ended September 30, 2023, and new rates designed to provide an annual revenue increase of $15.0 became effective January 1, 2023. On October 26, 2023, Spire Alabama made its annual RSE rate filing, presenting the utility’s budget for the fiscal year ending September 30, 2024. After an amended filing on December 27, 2023, new rates designed to provide an annual revenue increase of $14.3 became effective January 1, 2024. At the September 30, 2024 point of test, the RCE was above the allowed range, resulting in a reduction in rates totaling $4.0 annually effective in December 2024. On October 24, 2024, Spire Alabama made its annual RSE rate filing (based on its budget for fiscal 2025) including proposed rates designed to provide an annual revenue increase of $3.6, subject to review by the APSC staff and the Office of the Attorney General.

The inflation-based Cost Control Measure (CCM) established by the APSC allows for annual changes in operation and maintenance (“O&M”) expense relative to an index range. Effective October 1, 2022, the Base Year O&M expense was computed by averaging the actual O&M expenses for 2020, 2021, and 2022. The Base CPI-U was computed by averaging the August CPI-U for 2020, 2021, 2022. The “Index” is computed by measuring the change from the Base CPI-U to the August CPI-U of the most recently completed fiscal year, less a factor of 1.50%. The index range will be computed by adjusting the Index plus or minus 1.50%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. If a benefit is achieved, the Base Year and the Base CPI-U for the following year will each be reset to an average of the three preceding completed years. If a benefit is not achieved, the Base Year and Base CPI-U will not be updated. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. Spire Alabama recorded a CCM benefit for rate year 2022 of $17.2. To mitigate the impact on ratepayers, Spire requested and received approval to recover the rate year 2022 CCM benefit over five years (with recognition of revenue only up to 24 months in advance of recovery). Spire Alabama recorded CCM benefits for rate years 2023 and 2024 of $4.4 and $2.5, respectively.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment. There is also a mechanism under Spire Alabama's GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to give 75% of the value created to customers while retaining 25% (after the first $1.6 of value from capacity release goes entirely to customers). In fiscal 2023, GSA rate increases were effective December 1, 2022 and  January 1, 2023, and in fiscal 2024, GSA rate decreases were effective October 1, 2023,  January 1, 2024, and April 1, 2024, primarily attributable to changes in natural gas commodity prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. Its RSE rate-setting mechanism was renewed in September 2021 for a four-year term through September 2025. The RSE allowed RCE range is 9.70% to 10.30% with an adjusting point of 9.95% for fiscal 2022 through fiscal 2025. In October 2021 and 2022, Spire Gulf made its annual RSE rate filings with the APSC based on its budget for the new fiscal year, and new rates designed to provide increased annual revenues of $1.0 and $2.5 became effective at the beginning of January 2022 and 2023, respectively. Spire Gulf filed its RSE point of test as of April 30, 2023 with the APSC reflecting that its projected RCE exceeded the allowed RCE resulting in an annualized refund of $1.8 that became effective July 1, 2023. Spire Gulf’s September 30, 2023 RSE point of test reflected that its actual RCE still exceeded the allowed RCE, resulting in an additional annualized refund of $2.0 that became effective December 13, 2023. In the first quarter of fiscal 2024, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2024) reflecting a further increase in annual revenues of $2.7 which also became effective December 13, 2023. On October 25, 2024, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2025) reflecting a further increase in annual revenues of $1.9, pending regulatory review. Spire Gulf’s CCM has evaluation and recovery provisions when expenses exceed or are under a band of plus or minus 1.50% around the CPI-U inflated O&M per customer expense level from the base year, excluding expenses for pensions and gas bad debt. The base year for the O&M index was 2021 for fiscal 2022. Since a CCM benefit was recorded in fiscal 2022, the base year O&M index for fiscal 2023 through fiscal 2025 will be the 2022 O&M level. A CCM benefit of $1.7 was recorded for fiscal 2022 to an economic development fund that can be used for economic development purposes subject to APSC approval. Spire Gulf’s O&M for fiscal 2023 and 2024 was within the O&M per customer inflation adjusted band. Spire Gulf has a Cast Iron Main Replacement Factor (CIF) that provides an enhanced return on the pro-rata costs associated with cast iron main replacement exceeding 10 miles per year based on a 75% weighting for the equity content. Capital expenditures recovered under the CIF have not increased since fiscal 2019 pursuant to applicable tariff provisions although the Company is continuing to recover costs of service associated with accumulated expenditures under the CIF. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15) and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. Spire Gulf has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $75.0 and to loan up to $25.0.

Spire Mississippi utilizes a formula rate-making process under the Rate Stabilization Adjustment Rider (RSA). An allowed return on equity (currently 10.04%) is computed annually and compared to the actual return on equity based on a rate year ending June 30. If the actual equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, then 75% of any shortfall is recovered through a rate increase and 50% of any excess results in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff (MPUS), with any disputes to be resolved by the Mississippi Public Service Commission (MSPSC) by January 15 of the following year. The MSPSC approved stipulation agreements between the MPUS and Spire Mississippi that provided for increased annual revenues of $0.8, $0.8 and $1.0 through rates effective on February 1, 2022, January 1, 2023 and January 1, 2024, respectively. Spire Mississippi’s RSA filing made on September 4, 2024 reflected a further rate increase of $0.8 and is pending review by the MPUS. Additionally, a Supplemental Growth Rider provides recovery of certain Spire Mississippi system expansion projects to serve qualified economic development projects.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2024, are estimated at $1,529.5, $1,493.1 and $346.8 for the Company (excluding commitments between subsidiaries), Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.3 of capital to the partnerships as and when requested by the respective general partners. As of September 30, 2024, the total remaining unfunded commitment was $18.4.

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

In May 2023, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the second site, Station A, and developing the same for industrial purposes. Consequently, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. The site developer, Spire Missouri and the PRPs collectively designed a site investigation plan which was submitted to the MoDNR and approved by the agency on August 27, 2024. Contracts with an environmental engineering firm are almost completed and once finalized, the site investigation process will begin.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events made Spire Marketing subject to various ongoing commercial disputes (including regarding force majeure). All filed litigation disputes have been resolved, and Spire Marketing has recorded the agreed-upon liabilities as of September 30, 2024, which are not materially different from amounts previously accrued.

17. LEASES

The lease agreement covering the Company’s primary office space in St. Louis extends through February 2035, with an option to renew for an additional five years. Spire Alabama’s lease agreement for office space in Birmingham extends through January 2037, with an option to renew for two additional five-year terms. The lease agreement covering Spire Marketing and Spire Storage office space in Houston extends through December 2028, with options to terminate three years earlier or to renew for an additional five years. The renewal options in the St. Louis and Houston leases were deemed reasonably certain to be exercised and are included in the lease term used to determine the right-of-use assets and lease liabilities. The Company and its subsidiaries have other relatively minor rental arrangements for real estate and equipment with remaining terms of up to nine years.

Operating lease cost, cash flow and noncash information are shown in the following table.

	Spire			Spire Missouri			Spire Alabama
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Operating lease cost, including amounts capitalized	$7.3	$7.3	$7.4	$0.5	$0.5	$0.5	$2.0	$2.0	$2.1
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	7.4	7.3	7.3	0.5	0.5	0.5	2.1	2.1	2.1
Right-of-use assets obtained in exchange for lease liabilities	—	0.8	24.6	—	0.8	1.1	—	—	23.5

The following table shows year-end balance sheet and weighted-average information about operating leases.

	Spire		Spire Missouri		Spire Alabama
	2024	2023	2024	2023	2024	2023
Right-of-use assets	$63.1	$70.6	$1.7	$2.1	$18.1	$19.2
Lease liabilities, current	6.6	6.8	0.5	0.5	1.9	1.9
Lease liabilities, noncurrent	62.7	70.2	1.3	1.8	22.3	23.5
Weighted-average remaining lease term (in years)	13.5	14.1	5.1	5.6	12.3	13.3
Weighted-average discount rate	4.2%	4.2%	3.4%	3.3%	3.7%	3.7%

On the balance sheets, right-of-use assets are included in “Deferred Charges and Other Assets: Other,” current lease liabilities are in “Current Liabilities: Other,” and noncurrent lease liabilities are in “Deferred Credits and Other Liabilities: Other.”

Following is a maturity analysis by fiscal year for operating lease liabilities as of September 30, 2024.

	Spire	Spire Missouri	Spire Alabama
2025	$6.8	$0.5	$2.0
2026	6.7	0.4	2.2
2027	6.6	0.3	2.3
2028	6.7	0.3	2.3
2029	6.6	0.2	2.4
Thereafter	58.0	0.3	19.3
Total undiscounted lease payments	91.4	2.0	30.5
Less present value discount	(22.1)	(0.2)	(6.3)
Total current and noncurrent lease liabilities	$69.3	$1.8	$24.2

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

Spire Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2024. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data.

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

Spire Missouri Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2024.

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

Spire Alabama Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2024. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2024.

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

Item 9B. Other Information

During the quarterly period ended September 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•	our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 18, 2024 (“2024 proxy statement”);
•	our executive officers is reported at the end of Part I of this Form 10-K;
•	our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•	our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2024 proxy statement under the heading “Governance.”

In addition, our Code of Conduct, Corporate Governance Guidelines, and charters for our Audit, Compensation and Corporate Governance Committees are available under “Governance documents” on our website, as indicated above, and a copy will be sent to any shareholder upon written request.

We maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s “Purchases and Sales of Securities and Prevention of Selective Disclosure Policy” insider trading policy has been filed as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2024 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about:

•	security ownership of certain beneficial owners and management and
•	aggregate information regarding the Company’s equity compensation plan is incorporated by reference from the discussion in our 2024 proxy statement under “Beneficial ownership of Spire stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•	our policy and procedures for related party transactions and
•	the independence of our directors

is included in our 2024 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2024.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2024 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

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

4.11*[3]

Thirty-First Supplemental Indenture, dated as of March 15, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee (including Form of First Mortgage Bond, 3.40% Series due March 15, 2028); filed as Exhibit 4.1 to Laclede Gas’ Form 10-Q for the quarter ended March 31, 2013.

4.12*[3]

Thirty-Second Supplemental Indenture, dated as of August 13, 2013, between Laclede Gas and UMB Bank & Trust, N.A., as trustee (including Form of First Mortgage Bond, 4.625% Series due August 15, 2043); filed as Exhibit 4.1 to Laclede Gas’ Current Report on Form 8-K on August 13, 2013.

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

4.17*

First Supplement to Master Note Purchase Agreement dated as of March 15, 2017, among Spire Inc. and certain institutional purchasers party thereto (including Form of 3.93% Series 2017 Senior Note, Tranche C, due March 15, 2027); filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.18*[3]

Bond Purchase Agreement dated March 20, 2017, among Laclede Gas Company and certain institutional purchasers party thereto; filed as Exhibit 4.4 to the Laclede Gas’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

4.19*

First Supplement to Master Note Purchase Agreement, dated as of December 1, 2017, between Spire Alabama Inc. and certain institutional investors (including Form of 4.02% Series 2017A Senior Note, due January 15, 2058, and Form of 3.92% Series 2017B Senior Note, due January 15, 2048); filed as Exhibit 4.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017.

4.20*

Second Supplement to Master Note Purchase Agreement, dated as of January 15, 2019, between Spire Alabama Inc. and certain institutional investors (including Form of 4.64% Series 2019A Senior Note, due January 15, 2049); filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on January 22, 2019.

4.21*	Deposit Agreement, dated as of May 21, 2019, among the Company, Computershare Inc. and Computershare Trust Company, N.A., acting jointly as depositary, and the holders from time to time of the depositary receipts described therein; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.22*	Form of depositary receipt representing the Depositary Shares; filed as Exhibit A to Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 21, 2019.
4.23*	Form of Certificate representing the Series A Preferred Stock; filed as Exhibit A to Exhibit 3.1 to the Company’s Current Report on Form 8-K on May 21, 2019.

Exhibit Number	Description
4.24*	Thirty-Third Supplemental Indenture, dated as of September 15, 2017, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee (including Form of First Mortgage Bond, 3.68% Series A due September 15, 2032); filed as Exhibit 4.28 to Spire Missouri’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
4.25*	Thirty-Fourth Supplemental Indenture, dated as of November 12, 2019, between Spire Missouri Inc. and UMB Bank & Trust, N.A., as trustee (including Form of 2.84% First Mortgage Bonds due November 15, 2029); filed as Exhibit 4.1 to Spire Missouri’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019.
4.26*

Third Supplement to Master Note Purchase Agreement, dated as of December 2, 2019, between Spire Alabama Inc. and certain institutional investors (including Form of 2.88% Series 2019B Senior Note, due December 1, 2029); filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 4, 2019.

4.27*

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934; filed as Exhibit 4.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

4.28*

Fourth Supplement to Master Note Purchase Agreement, dated as of December 15, 2020, between Spire Alabama Inc. and certain institutional investors (including Form of Series 2020 Senior Note, due December 15, 2030); filed as Exhibit 4.1 to Spire Alabama’s Current Report on Form 8-K on December 18, 2020.

4.29*

Thirty-Fifth Supplemental Indenture, dated as of May 20, 2021, between Spire Missouri and UMB Bank & Trust, N.A., as trustee (including Form of First Mortgage Bond, 3.300% Series due June 1, 2051); filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on May 20, 2021.

4.30*

Thirty-Seventh Supplemental Indenture, dated as of May 2, 2022, between Spire Missouri and UMB Bank & Trust, N.A., as trustee; filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

4.31*

Fifth Supplement to Master Note Purchase Agreement, dated as of October 13, 2022, between Spire Alabama Inc. and certain institutional investors (including Form of 5.32% Series 2022A Senior Note, due October 15, 2029); filed as Exhibit 4.1 to the Company’s and Spire Alabama’s Current Report on Form 8-K on October 19, 2022.

4.32*	Thirty-Eighth Supplemental Indenture, dated as of February 13, 2023, between Spire Missouri and Regions Bank, as trustee (including Form of 4.800% Series First Mortgage Bond due 2033); filed as Exhibit 4.1 to the Company’s and Spire Missouri’s Current Report on Form 8-K on February 13, 2023.
4.33*	Second Supplement to Master Note Purchase Agreement, dated as of March 7, 2023, between Spire Inc. and certain institutional investors (including Form of 5.80% Series 2023 Senior Note, Tranche D, due March 15, 2033); filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
4.34*	Securities Purchase and Registration Rights Agreement, dated February 5, 2024, among Spire Inc. and the several purchasers named in Schedule A thereto, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 9, 2024.
4.35*	Third Supplemental Indenture, dated as of February 12, 2024, between Spire Inc. and Regions Bank, as Trustee (including Form of 5.300% Senior Notes due 2026); filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K/A on February 12, 2024.
4.36*	Thirty-Ninth Supplemental Indenture, dated as of August 13, 2024, between Spire Missouri and Regions Bank, as trustee (including Form of First Mortgage Bond, 5.150% Series due August 15, 2034); filed as Exhibit 4.1 to the Company’s and Spire Missouri’s Current Report on Form 8-K on August 13, 2024.

Exhibit Number	Description
10.01*†[3]	Form of Indemnification Agreement between Laclede Gas and its Directors and Officers; filed as Exhibit 10.13 to Laclede Gas’ Annual Report on Form 10-K for the fiscal year ended September 30, 1990.
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

10.38*	Equity Distribution Agreement of the Company, dated as of February 6, 2019; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 6, 2019.
10.39*	Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 14, 2019; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 14, 2019.
10.40*	Second Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 9, 2022; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 10, 2022.
10.41*	Third Letter Agreement to the Equity Distribution Agreement of the Company, dated as of February 6, 2024, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 6, 2024.
10.42*	Second Amended and Restated Loan Agreement, dated October 11, 2024, among Spire Inc., Spire Missouri Inc., Spire Alabama Inc. Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto as Banks, filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K on October 18, 2024.
19	Purchases and Sales of Securities and Prevention of Selective Disclosure Policy.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
97	Spire Inc. Clawback Policy; filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

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

Spire Inc.

Date	November 20, 2024	By	/s/ Steven P. Rasche
Steven P. Rasche
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 20, 2024	/s/ Steven L. Lindsey	Director, President and Chief Executive Officer
	Steven L. Lindsey	(Principal Executive Officer)

November 20, 2024	/s/ Steven P. Rasche	Executive Vice President and Chief Financial Officer
	Steven P. Rasche	(Principal Financial and Accounting Officer)

November 20, 2024	/s/ Rob L. Jones	Chairman of the Board
Rob L. Jones

November 20, 2024	/s/ Mark A. Borer	Director
Mark A. Borer

November 20, 2024	/s/ Sheri S. Cook	Director
Sheri S. Cook

November 20, 2024	/s/ Vincent J. Ferrari	Director
Vincent J. Ferrari

November 20, 2024	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 20, 2024	/s/ Carrie J. Hightman	Director
Carrie J. Hightman

November 20, 2024	/s/ Paul D. Koonce	Director
Paul D. Koonce

November 20, 2024	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 20, 2024	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 20, 2024	By	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 20, 2024	/s/ Steven L. Lindsey	Chief Executive Officer and Chairman of the Board
	Steven L. Lindsey	(Principal Executive Officer)

November 20, 2024	/s/ Adam W. Woodard	Vice President, Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 20, 2024	/s/ Timothy W. Krick	Controller and Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 20, 2024	/s/ Matthew J. Aplington	Director
Matthew J. Aplington

November 20, 2024	/s/ Scott E. Doyle	Director
Scott E. Doyle

November 20, 2024	/s/ Stephen M. Mills	Director
Stephen M. Mills

November 20, 2024	/s/ Steven P. Rasche	Director
Steven P. Rasche

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 20, 2024	By	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 20, 2024	/s/ Steven L. Lindsey	Chief Executive Officer and Chairman of the Board
	Steven L. Lindsey	(Principal Executive Officer)

November 20, 2024	/s/ Adam W. Woodard	Vice President, Chief Financial Officer and Treasurer
	Adam W. Woodard	(Principal Financial Officer)

November 20, 2024	/s/ Timothy W. Krick	Chief Accounting Officer
	Timothy W. Krick	(Principal Accounting Officer)

November 20, 2024	/s/ Matthew J. Aplington	Director
Matthew J. Aplington

November 20, 2024	/s/ Scott E. Doyle	Director
Scott E. Doyle

November 20, 2024	/s/ Joseph B. Hampton	Director
Joseph B. Hampton

November 20, 2024	/s/ Steven P. Rasche	Director
Steven P. Rasche