Form 10-Q
period 2024-12-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2025-02-05
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 31, 2025, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	58,345,839
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,280
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment

ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization

Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission

Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ISRS	Infrastructure System Replacement Surcharge	Spire MoGas Pipeline or MoGas	Spire MoGas Pipeline LLC, a 263-mile FERC-regulated natural gas pipeline, together with Omega Pipeline, a connected 75-mile gas distribution system in Missouri

Midstream	Segment including Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline	Spire STL Pipeline	Spire STL Pipeline LLC, or the 65-mile FERC-regulated pipeline it constructed and operates to deliver natural gas into eastern Missouri

MoPSC	Missouri Public Service Commission	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC

MSPSC	Mississippi Public Service Commission	U.S.	United States

O&M	Operation and maintenance	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2024.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2024	2023
Operating Revenues	$669.1	$756.6
Operating Expenses:
Natural gas	270.0	367.0
Operation and maintenance	129.3	130.7
Depreciation and amortization	72.3	67.0
Taxes, other than income taxes	48.7	52.7
Total Operating Expenses	520.3	617.4
Operating Income	148.8	139.2
Interest Expense, Net	48.0	50.6
Other Income, Net	0.6	17.5
Income Before Income Taxes	101.4	106.1
Income Tax Expense	20.1	21.0
Net Income	81.3	85.1
Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$77.5	$81.3

Weighted Average Number of Common Shares Outstanding:
Basic	57.7	53.5
Diluted	57.9	53.6
Basic Earnings Per Common Share	$1.34	$1.52
Diluted Earnings Per Common Share	$1.34	$1.52

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2024	2023
Net Income	$81.3	$85.1
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	17.6	(15.4)
Amounts reclassified into net income	(1.7)	(9.0)
Net gain (loss) on cash flow hedging derivative instruments	15.9	(24.4)
Net gain on defined benefit pension and other postretirement plans	0.1	0.1
Net unrealized gain on available for sale securities	—	0.1
Other Comprehensive Income (Loss), Before Tax	16.0	(24.2)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	3.7	(5.7)
Other Comprehensive Income (Loss), Net of Tax	12.3	(18.5)
Comprehensive Income	$93.6	$66.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2024	2023
ASSETS
Utility Plant	$8,946.3	$8,779.1	$8,345.0
Less: Accumulated depreciation and amortization	2,570.3	2,535.8	2,467.3
Net Utility Plant	6,376.0	6,243.3	5,877.7
Non-utility Property (net of accumulated depreciation and amortization of $103.9, $96.8 and $76.5 at December 31, 2024, September 30, 2024, and December 31, 2023, respectively)	982.5	955.3	687.1
Other Investments	118.5	115.3	105.5
Total Other Property and Investments	1,101.0	1,070.6	792.6
Current Assets:
Cash and cash equivalents	11.5	4.5	4.8
Accounts receivable:
Utility	379.6	196.3	428.8
Other	172.3	112.5	150.6
Allowance for credit losses	(34.7)	(31.4)	(35.4)
Delayed customer billings	18.4	12.0	22.0
Inventories:
Natural gas	187.0	208.6	220.6
Propane gas	8.6	8.6	8.6
Materials and supplies	47.0	46.7	47.4
Regulatory assets	89.6	115.4	256.4
Prepayments	41.5	47.6	43.3
Other	67.2	50.5	72.8
Total Current Assets	988.0	771.3	1,219.9
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,288.4	1,251.8	1,266.9
Other	350.8	352.1	303.0
Total Deferred Charges and Other Assets	2,810.8	2,775.5	2,741.5
Total Assets	$11,275.8	$10,860.7	$10,631.7

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2024	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2024, September 30, 2024, and December 31, 2023)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 58.3 million, 57.7 million, and 55.0 million shares issued and outstanding at December 31, 2024, September 30, 2024, and December 31, 2023, respectively)	58.3	57.7	55.0
Paid-in capital	1,933.7	1,902.2	1,727.4
Retained earnings	1,050.5	1,018.7	997.3
Accumulated other comprehensive income	24.4	12.1	29.1
Total Shareholders' Equity	3,308.9	3,232.7	3,050.8
Temporary equity	8.4	8.6	14.8
Long-term debt (less current portion)	3,697.7	3,704.4	3,247.8
Total Capitalization	7,015.0	6,945.7	6,313.4
Current Liabilities:
Current portion of long-term debt	42.5	42.0	457.0
Notes payable	1,158.0	947.0	1,047.5
Accounts payable	292.3	237.2	293.8
Advance customer billings	59.2	48.4	25.0
Wages and compensation accrued	28.7	51.5	26.1
Customer deposits	31.6	29.9	28.8
Taxes accrued	61.4	105.2	64.9
Regulatory liabilities	51.0	49.5	7.1
Other	266.5	193.2	260.3
Total Current Liabilities	1,991.2	1,703.9	2,210.5
Deferred Credits and Other Liabilities:
Deferred income taxes	838.3	808.4	760.6
Pension and postretirement benefit costs	126.6	146.7	135.5
Asset retirement obligations	586.0	579.9	583.6
Regulatory liabilities	577.2	535.5	487.2
Other	141.5	140.6	140.9
Total Deferred Credits and Other Liabilities	2,269.6	2,211.1	2,107.8
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$11,275.8	$10,860.7	$10,631.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2024:
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7
Net Income	—	—	—	—	81.3	—	81.3
Common stock issued	542,515	0.5	—	31.9	—	—	32.4
Dividend reinvestment plan	6,507	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.0	—	—	1.0
Stock activity under stock-based compensation plans	65,488	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(23,141)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	(0.3)	—	(0.3)
Dividends declared:
Common stock ($0.785 per share)	—	—	—	—	(45.5)	—	(45.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	12.3	12.3
Balance at December 31, 2024	58,341,036	$58.3	$242.0	$1,933.7	$1,050.5	$24.4	$3,308.9

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2023:
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net Income	—	—	—	—	85.1	—	85.1
Common stock issued	1,744,549	1.7	—	111.1	—	—	112.8
Dividend reinvestment plan	6,774	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	0.9	—	—	0.9
Stock activity under stock-based compensation plans	75,706	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(23,559)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	(1.9)	—	(1.9)
Dividends declared:
Common stock ($0.755 per share)	—	—	—	—	(40.2)	—	(40.2)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(18.5)	(18.5)
Balance at December 31, 2023	54,973,694	$55.0	$242.0	$1,727.4	$997.3	$29.1	$3,050.8

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2024	2023
Operating Activities:
Net income	$81.3	$85.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.3	67.0
Deferred income taxes and investment tax credits	19.4	21.0
Changes in assets and liabilities:
Accounts receivable	(239.8)	(255.5)
Inventories	21.2	2.9
Regulatory assets and liabilities	36.7	91.7
Accounts payable	96.9	54.0
Delayed/advance customer billings, net	4.3	4.0
Taxes accrued	(43.8)	(42.3)
Other assets and liabilities	30.5	40.9
Other	2.1	1.2
Net cash provided by operating activities	81.1	70.0
Investing Activities:
Capital expenditures	(260.6)	(226.5)
Other	0.5	1.3
Net cash used in investing activities	(260.1)	(225.2)
Financing Activities:
Repayment of long-term debt	(7.0)	(6.6)
Issuance of short-term debt, net	211.0	92.0
Issuance of common stock	32.8	113.2
Dividends paid on common stock	(44.6)	(38.8)
Dividends paid on preferred stock	(3.7)	(3.7)
Other	(2.5)	(1.4)
Net cash provided by financing activities	186.0	154.7
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	7.0	(0.5)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	34.9	25.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$41.9	$25.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(34.1)	$(44.3)
Income taxes	(0.2)	(0.3)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2024	2023
Operating Revenues	$457.5	$535.4
Operating Expenses:
Natural gas	213.6	292.6
Operation and maintenance	76.2	74.9
Depreciation and amortization	45.7	42.1
Taxes, other than income taxes	36.6	38.5
Total Operating Expenses	372.1	448.1
Operating Income	85.4	87.3
Interest Expense, Net	25.3	27.9
Other Income, Net	1.5	7.2
Income Before Income Taxes	61.6	66.6
Income Tax Expense	8.2	9.6
Net Income	53.4	57.0
Other Comprehensive Income, Net of Tax	0.1	0.1
Comprehensive Income	$53.5	$57.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2024	2023
ASSETS
Utility Plant	$5,555.5	$5,420.2	$5,080.2
Less: Accumulated depreciation and amortization	1,104.5	1,086.0	1,063.7
Net Utility Plant	4,451.0	4,334.2	4,016.5
Other Property and Investments	72.9	70.1	67.9
Current Assets:
Accounts receivable:
Utility	296.5	152.9	335.5
Associated companies	2.8	2.8	1.1
Other	23.8	22.2	22.2
Allowance for credit losses	(27.9)	(24.9)	(28.9)
Delayed customer billings	9.1	5.7	16.8
Inventories:
Natural gas	120.1	129.6	141.8
Propane gas	8.6	8.6	8.6
Materials and supplies	24.3	24.4	24.6
Regulatory assets	56.7	84.0	212.9
Prepayments	23.2	27.2	22.8
Total Current Assets	537.2	432.5	757.4
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	619.7	588.0	630.8
Other	194.3	193.6	146.0
Total Deferred Charges and Other Assets	1,024.2	991.8	987.0
Total Assets	$6,085.3	$5,828.6	$5,828.8

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2024	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 26,280 issued and outstanding at December 31, 2024, 25,855 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively)	$887.1	$854.9	$854.9
Retained earnings	1,164.2	1,110.8	1,049.4
Accumulated other comprehensive loss	(1.9)	(2.0)	(2.4)
Total Shareholder's Equity	2,049.4	1,963.7	1,901.9
Long-term debt (less current portion)	1,803.6	1,803.4	1,485.8
Total Capitalization	3,853.0	3,767.1	3,387.7
Current Liabilities:
Current portion of long-term debt	—	—	300.0
Notes payable – associated companies	580.9	495.3	633.3
Accounts payable	107.3	92.0	106.6
Accounts payable – associated companies	8.0	7.6	6.4
Advance customer billings	42.4	35.5	14.3
Wages and compensation accrued	16.2	24.2	14.4
Customer deposits	6.5	6.1	5.9
Taxes accrued	25.3	60.2	26.4
Regulatory liabilities	17.4	10.2	—
Other	104.6	50.6	111.1
Total Current Liabilities	908.6	781.7	1,218.4
Deferred Credits and Other Liabilities:
Deferred income taxes	581.7	567.6	545.8
Pension and postretirement benefit costs	91.1	110.0	102.0
Asset retirement obligations	96.6	95.7	112.2
Regulatory liabilities	486.0	443.3	404.5
Other	68.3	63.2	58.2
Total Deferred Credits and Other Liabilities	1,323.7	1,279.8	1,222.7
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$6,085.3	$5,828.6	$5,828.8

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2024:
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7
Net Income	—	—	—	53.4	—	53.4
Common stock issued to Spire Inc.	425	—	32.2	—	—	32.2
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2024	26,280	$0.1	$887.0	$1,164.2	$(1.9)	$2,049.4

Three Months Ended December 31, 2023:
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8
Net Income	—	—	—	57.0	—	57.0
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2023	25,855	$0.1	$854.8	$1,049.4	$(2.4)	$1,901.9

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2024	2023
Operating Activities:
Net Income	$53.4	$57.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45.7	42.1
Deferred income taxes and investment tax credits	8.0	9.6
Changes in assets and liabilities:
Accounts receivable	(142.2)	(190.9)
Inventories	9.6	(9.4)
Regulatory assets and liabilities	46.5	81.6
Accounts payable	44.3	34.6
Delayed/advance customer billings, net	3.5	4.4
Taxes accrued	(34.9)	(33.9)
Other assets and liabilities	25.4	54.1
Other	0.3	0.5
Net cash provided by operating activities	59.6	49.7
Investing Activities:
Capital expenditures	(178.3)	(144.7)
Other	0.9	1.5
Net cash used in investing activities	(177.4)	(143.2)
Financing Activities:
Borrowings from Spire, net	85.6	92.7
Issuance of common stock	32.2	—
Net cash provided by financing activities	117.8	92.7
Net Decrease in Cash and Cash Equivalents	—	(0.8)
Cash and Cash Equivalents at Beginning of Period	—	0.8
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(20.2)	$(25.7)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2024	2023
Operating Revenues	$120.4	$142.1
Operating Expenses:
Natural gas	32.7	55.8
Operation and maintenance	31.9	34.2
Depreciation and amortization	17.8	17.9
Taxes, other than income taxes	8.6	10.2
Total Operating Expenses	91.0	118.1
Operating Income	29.4	24.0
Interest Expense, Net	7.8	9.3
Other (Expense) Income, Net	(0.7)	0.3
Income Before Income Taxes	20.9	15.0
Income Tax Expense	5.2	3.9
Net Income	$15.7	$11.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2024	2024	2023
ASSETS
Utility Plant	$2,995.8	$2,966.6	$2,879.8
Less: Accumulated depreciation and amortization	1,353.5	1,336.6	1,289.1
Net Utility Plant	1,642.3	1,630.0	1,590.7
Other Property and Investments	0.1	0.1	—
Current Assets:
Cash and cash equivalents	—	1.5	—
Accounts receivable:
Utility	65.3	35.5	73.7
Associated companies	0.5	0.4	0.1
Other	5.6	6.1	5.7
Allowance for credit losses	(6.0)	(5.7)	(5.7)
Delayed customer billings	8.6	5.7	4.6
Inventories:
Natural gas	31.7	37.3	40.7
Materials and supplies	19.0	18.7	18.9
Regulatory assets	17.4	19.2	31.0
Prepayments	8.3	10.7	6.8
Total Current Assets	150.4	129.4	175.8
Deferred Charges and Other Assets:
Regulatory assets	647.3	642.0	612.6
Other	95.0	94.8	84.2
Total Deferred Charges and Other Assets	742.3	736.8	696.8
Total Assets	$2,535.1	$2,496.3	$2,463.3

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2024	2024	2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$279.4	$279.4	$284.9
Retained earnings	677.1	668.9	639.2
Total Shareholder's Equity	956.5	948.3	924.1
Long-term debt (less current portion)	711.4	711.3	746.0
Total Capitalization	1,667.9	1,659.6	1,670.1
Current Liabilities:
Current portion of long-term debt	35.0	35.0	—
Notes payable – associated companies	67.0	48.4	128.5
Accounts payable	46.7	38.0	33.7
Accounts payable – associated companies	7.2	6.7	4.5
Advance customer billings	14.6	10.9	8.8
Wages and compensation accrued	4.4	7.2	3.6
Customer deposits	21.9	20.8	20.0
Taxes accrued	31.2	34.8	32.6
Regulatory liabilities	27.7	33.8	—
Other	17.4	13.8	18.2
Total Current Liabilities	273.1	249.4	249.9
Deferred Credits and Other Liabilities:
Deferred income taxes	41.0	35.9	13.0
Pension and postretirement benefit costs	26.7	28.0	26.5
Asset retirement obligations	473.7	468.6	455.8
Regulatory liabilities	26.9	28.3	20.7
Other	25.8	26.5	27.3
Total Deferred Credits and Other Liabilities	594.1	587.3	543.3
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,535.1	$2,496.3	$2,463.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2024:
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3
Net income	—	—	—	15.7	15.7
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2024	1,972,052	$—	$279.4	$677.1	$956.5

Three Months Ended December 31, 2023:
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0
Net income	—	—	—	11.1	11.1
Return of capital to Spire	—	—	(1.0)	—	(1.0)
Dividends declared	—	—	—	(14.0)	(14.0)
Balance at December 31, 2023	1,972,052	$—	$284.9	$639.2	$924.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2024	2023
Operating Activities:
Net Income	$15.7	$11.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.8	17.9
Deferred income taxes and investment tax credits	5.2	3.9
Changes in assets and liabilities:
Accounts receivable	(29.0)	(29.4)
Inventories	5.3	12.0
Regulatory assets and liabilities	(7.0)	8.5
Accounts payable	12.8	7.4
Delayed/advance customer billings	0.7	(0.3)
Taxes accrued	(3.6)	(2.0)
Other assets and liabilities	3.9	2.1
Other	0.1	0.1
Net cash provided by operating activities	21.9	31.3
Investing Activities:
Capital expenditures	(34.5)	(22.3)
Other	—	0.3
Net cash used in investing activities	(34.5)	(22.0)
Financing Activities:
Borrowings from Spire, net	18.6	4.5
Return of capital to Spire	—	(1.0)
Dividends paid	(7.5)	(14.0)
Net cash provided by (used in) financing activities	11.1	(10.5)
Net Decrease in Cash and Cash Equivalents	(1.5)	(1.2)
Cash and Cash Equivalents at Beginning of Period	1.5	1.2
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(9.6)	$(10.9)
Income taxes	—	—

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S‑X. Accordingly, they do not include all the disclosures required for complete financial statements. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for the fair presentation of the results of operations for the periods presented. This Form 10-Q should be read in conjunction with the Notes to Financial Statements contained in Spire, Spire Missouri and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

	Three Months Ended December 31,
	2024	2023
Spire Missouri
Purchases of natural gas from Spire Marketing	$2.2	$5.0
Transportation services received from Spire STL Pipeline	8.1	8.2
Transportation services received from Spire MoGas Pipeline	1.8	—
Natural gas storage services from Spire Storage Salt Plains LLC	—	0.3
Spire Alabama
Purchases of natural gas from Spire Marketing	$4.9	$3.4

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $30.4, $30.4 and $20.5 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of December 31, 2024, September 30, 2024, and December 31, 2023, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $176.1 purchase price was allocated almost entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to our consolidated results for the three months ended December 31, 2024.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2024	2024	2023
Spire	$73.7	$116.5	$90.5
Spire Missouri	38.1	67.4	38.1
Spire Alabama	10.5	14.1	2.4

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended December 31,	2024	2023	2024	2023	2024	2023
Allowance at beginning of period	$31.4	$32.5	$24.9	$26.2	$5.7	$5.7
Provision for expected credit losses	5.1	4.1	4.1	3.6	0.8	0.3
Write-offs, net of recoveries	(1.8)	(1.2)	(1.1)	(0.9)	(0.5)	(0.3)
Allowance at end of period	$34.7	$35.4	$27.9	$28.9	$6.0	$5.7

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2024	2023
Spire
Gas Utility:
Residential	$411.5	$492.8
Commercial and industrial	133.7	157.9
Transportation	34.6	32.6
Off-system and other incentive	11.5	6.4
Other customer revenue	0.8	5.5
Total revenue from contracts with customers	592.1	695.2
Changes in accrued revenue under alternative revenue programs	21.4	20.0
Total Gas Utility operating revenues	613.5	715.2
Gas Marketing	33.0	36.3
Midstream	33.5	14.9
Other	4.7	4.1
Total before eliminations	684.7	770.5
Intersegment eliminations (see Note 10, Information by Operating Segment)	(15.6)	(13.9)
Total Operating Revenues	$669.1	$756.6

Spire Missouri
Residential	$321.8	$388.8
Commercial and industrial	93.8	110.2
Transportation	9.4	9.0
Off-system and other incentive	9.9	4.1
Other customer revenue	2.8	2.5
Total revenue from contracts with customers	437.7	514.6
Changes in accrued revenue under alternative revenue programs	19.8	20.8
Total Operating Revenues	$457.5	$535.4

	Three Months Ended December 31,
	2024	2023
Spire Alabama
Residential	$72.4	$84.4
Commercial and industrial	28.9	34.7
Transportation	22.5	20.8
Off-system and other incentive	1.6	2.3
Other customer revenue	(3.2)	0.9
Total revenue from contracts with customers	122.2	143.1
Changes in accrued revenue under alternative revenue programs	(1.8)	(1.0)
Total Operating Revenues	$120.4	$142.1

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2024	2023
Spire	$26.8	$31.1
Spire Missouri	19.5	22.5
Spire Alabama	5.7	6.9

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2024	2023
Basic Earnings Per Common Share:
Net Income	$81.3	$85.1
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$77.5	$81.3
Weighted Average Common Shares Outstanding (in millions)	57.7	53.5
Basic Earnings Per Common Share	$1.34	$1.52

Diluted Earnings Per Common Share:
Net Income	$81.3	$85.1
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$77.5	$81.3
Weighted Average Common Shares Outstanding (in millions)	57.7	53.5
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	57.9	53.6
Diluted Earnings Per Common Share	$1.34	$1.52

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.3	0.2

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

In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which are scheduled to be settled on or before March 31, 2025. Had these last forward agreements been settled as of December 31, 2024, it would have generated additional net proceeds of $42.4.

As of December 31, 2024, under the ATM Program, Spire may sell additional shares with an aggregate offering price of up to $123.6.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2024, September 30, 2024, and December 31, 2023.

	December 31,	September 30,	December 31,
Spire	2024	2024	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$12.2	$28.9	$207.0
Other	77.4	86.5	49.4
Total Current Regulatory Assets	89.6	115.4	256.4
Noncurrent:
Pension and postretirement benefit costs	248.4	237.5	255.3
Cost of removal	676.1	668.2	640.8
Future income taxes due from customers	152.4	150.7	145.6
Energy efficiency	61.3	61.0	57.5
Unamortized purchased gas adjustments	—	1.2	20.3
Other	150.2	133.2	147.4
Total Noncurrent Regulatory Assets	1,288.4	1,251.8	1,266.9
Total Regulatory Assets	$1,378.0	$1,367.2	$1,523.3
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$39.2	$42.3	$—
Other	11.8	7.2	7.1
Total Current Regulatory Liabilities	51.0	49.5	7.1
Noncurrent:
Deferred taxes due to customers	110.7	114.2	124.5
Pension and postretirement benefit costs	253.2	232.9	188.2
Accrued cost of removal	136.7	133.6	130.3
Unamortized purchased gas adjustments	40.4	17.2	23.7
Other	36.2	37.6	20.5
Total Noncurrent Regulatory Liabilities	577.2	535.5	487.2
Total Regulatory Liabilities	$628.2	$585.0	$494.3

	December 31,	September 30,	December 31,
Spire Missouri	2024	2024	2023
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$11.8	$28.1	$194.1
Other	44.9	55.9	18.8
Total Current Regulatory Assets	56.7	84.0	212.9
Noncurrent:
Future income taxes due from customers	144.5	142.7	137.3
Pension and postretirement benefit costs	179.7	166.5	185.5
Energy efficiency	61.3	61.0	57.5
Unamortized purchased gas adjustments	—	1.2	20.3
Cost of removal	97.0	97.0	97.0
Other	137.2	119.6	133.2
Total Noncurrent Regulatory Assets	619.7	588.0	630.8
Total Regulatory Assets	$676.4	$672.0	$843.7
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$17.4	$10.2	$—
Total Current Regulatory Liabilities	17.4	10.2	—
Noncurrent:
Deferred taxes due to customers	98.6	101.8	111.6
Pension and postretirement benefit costs	218.0	196.6	160.2
Accrued cost of removal	96.8	94.5	93.4
Unamortized purchased gas adjustments	40.4	17.2	23.7
Other	32.2	33.2	15.6
Total Noncurrent Regulatory Liabilities	486.0	443.3	404.5
Total Regulatory Liabilities	$503.4	$453.5	$404.5

Spire Alabama
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$—	$—	$12.2
Other	17.4	19.2	18.8
Total Current Regulatory Assets	17.4	19.2	31.0
Noncurrent:
Future income taxes due from customers	1.7	1.8	1.9
Pension and postretirement benefit costs	66.1	68.2	66.0
Cost of removal	579.1	571.2	543.7
Other	0.4	0.8	1.0
Total Noncurrent Regulatory Assets	647.3	642.0	612.6
Total Regulatory Assets	$664.7	$661.2	$643.6
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$20.7	$30.9	$—
Other	7.0	2.9	—
Total Current Regulatory Liabilities	27.7	33.8	—
Noncurrent:
Pension and postretirement benefit costs	24.2	25.1	17.3
Other	2.7	3.2	3.4
Total Noncurrent Regulatory Liabilities	26.9	28.3	20.7
Total Regulatory Liabilities	$54.6	$62.1	$20.7

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2024	2024	2023
Spire
Pension and postretirement benefit costs	$129.8	$129.7	$134.0
Future income taxes due from customers	150.7	148.9	143.6
Unamortized purchased gas adjustments	11.8	29.3	214.4
Other	143.1	132.5	117.0
Total Regulatory Assets Not Earning a Return	$435.4	$440.4	$609.0

Spire Missouri
Pension and postretirement benefit costs	$129.8	$129.7	$134.0
Future income taxes due from customers	144.5	142.7	137.3
Unamortized purchased gas adjustments	11.8	29.3	214.4
Other	143.1	132.5	117.0
Total Regulatory Assets Not Earning a Return	$429.2	$434.2	$602.7

Like all the Company’s regulatory assets, these regulatory assets as of December 31, 2024 are probable of recovery from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently up to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

On November 12, 2024, the MoPSC approved a PGA decrease of approximately 30% for both the eastern and western service territories of Spire Missouri effective November 15, 2024.

On November 25, 2024, Spire Missouri filed a general rate case with the MoPSC that includes new proposed rates for its service areas. The case proposes an increase in base rates, reflecting recovery of system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution systems, as well as to support enhancements to customer service. Spire’s request, if approved, represents a base rate increase of $289.5. Spire is already recovering $53.6 from customers through the Infrastructure System Replacement Surcharge (ISRS) for its eligible capital projects through August 2024, resulting in a net base rate increase request of $235.9. The proposed rates are calculated on a filed rate base of $4,386.0. The rate base has increased by 32 percent since Spire’s last general rate filing test year ended September 30, 2022, reflecting the significant investment made in infrastructure upgrades and other systems. Among other things, the filing proposes changes in recovery mechanisms to address the impacts of both weather and conservation, updates Spire Missouri’s cost of capital, and further aligns the tariffs of its service areas. The filing assumes a common equity ratio of 55.0% and a 10.5% return on equity. Certain measures, such as rate base, capital structure and operating costs may be updated over the course of the rate proceeding. In accordance with Missouri law, the MoPSC has 11 months to consider this filing. According to the procedural schedule established on January 9, 2025, the evidentiary hearing will be held August 4–13, 2025.

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. On January 17, 2025, Spire Missouri initiated an ISRS case for approximately $19.0 reflecting eligible capital projects from September 2024 through February 2025 (including estimates for January and February). The MoPSC has up to six months to consider the case.

Spire Alabama

The Rate Stabilization and Equalization (RSE) mechanism requires Spire Alabama to file an annual rate review based on the utility’s budget for the upcoming fiscal year. Filings are reviewed by the APSC and Office of the Attorney General and approved by the APSC. Revenue requirements are calculated to include Spire Alabama’s anticipated cost of service in addition to an updated return on common equity (RCE) within the allowed range. Rates are set by allocating the revenue requirements among the volumes budgeted for each of Spire Alabama’s customer classes. In addition, the utility is subject to points of test to periodically measure whether fiscal year earnings are projected to be above the allowed RCE range. If so, a revenue adjustment is recorded and the excess is returned to customers as stipulated by the APSC as a rate reduction commonly referred to as an “RSE giveback.”

In October 2023, Spire Alabama made its annual RSE rate filing presenting the utility’s budget for the fiscal year ended September 30, 2024, and new rates designed to provide an annualized revenue increase of $14.3 became effective January 1, 2024. At the September 30, 2024 point of test, the RCE was above the allowed range, resulting in an annualized refund of $4.0 accrued at year end and reflected in a rate reduction effective December 1, 2024. On October 24, 2024, Spire Alabama made its annual RSE rate filing, presenting the utility’s preliminary budget for the fiscal year ending September 30, 2025. The final budget was filed and approved on November 26, 2024. No adjustment to the rates that were effective December 1, 2024 was required. Based on results through December 31, 2024, Spire Alabama’s RCE for the year is projected to be above the allowed range as of the March point of test, and a provision of $4.1 reducing revenue was recorded in the first quarter in anticipation of an RSE giveback.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. In fiscal 2024 and 2025, GSA rate decreases were effective October 1, 2023, January 1, 2024, April 1, 2024, and October 1, 2024, primarily attributable to changes in natural gas commodity prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf operates under an interpretation of the RSE mechanism similar to that of Spire Alabama. In the fiscal year ended September 30, 2023, Spire Gulf's September RSE point of test reflected that its actual RCE exceeded the allowed RCE, resulting in an annualized refund of $2.0 that reduced rates effective December 1, 2023. In October 2023, Spire Gulf made its annual RSE filing, presenting the utility’s budget for the fiscal year ended September 30, 2024, and new rates designed to provide an annualized revenue increase of $2.7 became effective December 13, 2023. On October 25, 2024, Spire Gulf made its annual RSE rate filing, presenting the utility’s preliminary budget for the fiscal year ending September 30, 2025. The final budget was filed and approved on December 2, 2024, reflecting an approved increase in annual revenues of $1.3, with new rates effective December 4, 2024.

The Mississippi Public Service Commission (MSPSC) approved stipulation agreements between the Mississippi Public Utility Staff (MPUS) and Spire Mississippi that provided for increased annual revenues of $1.0 and $0.6 through rates effective on January 1, 2024 and 2025, respectively.

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through October 11, 2029. The loan agreement has an aggregate credit commitment of $1,500.0, including sublimits of $525.0 for the Spire holding company, $700.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,500.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on December 31, 2024, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of December 31, 2024.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of December 31, 2024, $687.7 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Three Months Ended December 31, 2024
Highest borrowings outstanding	$1,198.0	$—	$599.0	$73.2	$1,198.0
Lowest borrowings outstanding	943.5	—	487.8	43.0	943.5
Weighted average borrowings	1,087.8	—	545.3	58.0	1,087.8
Weighted average interest rate	4.6%	0.0%	4.9%	4.9%	4.6%
As of December 31, 2024
Borrowings outstanding	$1,158.0	$—	$580.9	$67.0	$1,158.0
Weighted average interest rate	4.4%	0.0%	4.8%	4.8%	4.4%
As of September 30, 2024
Borrowings outstanding	$947.0	$—	$495.3	$48.4	$947.0
Weighted average interest rate	5.2%	0.0%	5.2%	5.2%	5.2%
As of December 31, 2023
Borrowings outstanding	$1,047.5	$—	$633.3	$128.5	$1,047.5
Weighted average interest rate	5.7%	0.0%	5.7%	5.7%	5.7%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of December 31, 2024, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2024	2023
Spire	$6.3	$3.8
Spire Missouri	1.2	1.2
Spire Alabama	0.8	0.4

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2024, September 30, 2024, and December 31, 2023.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2024
Cash and cash equivalents	$11.5	$11.5	$11.5	$—
Notes payable	1,158.0	1,158.0	—	1,158.0
Long-term debt, including current portion	3,740.2	3,435.3	—	3,435.3
As of September 30, 2024
Cash and cash equivalents	$4.5	$4.5	$4.5	$—
Notes payable	947.0	947.0	—	947.0
Long-term debt, including current portion	3,746.4	3,600.3	—	3,600.3
As of December 31, 2023
Cash and cash equivalents	$4.8	$4.8	$4.8	$—
Notes payable	1,047.5	1,047.5	—	1,047.5
Long-term debt, including current portion	3,704.8	3,481.5	—	3,481.5

Spire Missouri
As of December 31, 2024
Notes payable – associated companies	$580.9	$580.9	$—	$580.9
Long-term debt	1,803.6	1,646.3	—	1,646.3
As of September 30, 2024
Notes payable – associated companies	$495.3	$495.3	$—	$495.3
Long-term debt	1,803.4	1,736.9	—	1,736.9
As of December 31, 2023
Notes payable – associated companies	$633.3	$633.3	$—	$633.3
Long-term debt, including current portion	1,785.8	1,689.5	—	1,689.5

Spire Alabama
As of December 31, 2024
Notes payable – associated companies	$67.0	$67.0	$—	$67.0
Long-term debt, including current portion	746.4	677.4	—	677.4
As of September 30, 2024
Cash and cash equivalents	$1.5	$1.5	$1.5	$—
Notes payable – associated companies	48.4	48.4	—	48.4
Long-term debt, including current portion	746.3	711.8	—	711.8
As of December 31, 2023
Notes payable – associated companies	$128.5	$128.5	$—	$128.5
Long-term debt	746.0	701.7	—	701.7

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of December 31, 2024, September 30, 2024, or December 31, 2023. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.7	$—	$—	$24.7
NYMEX/ICE natural gas contracts	5.9	—	(5.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.8	—	(8.8)	—
Natural gas commodity contracts	—	44.1	(1.2)	42.9
Other:
U.S. stock/bond mutual funds	20.8	—	—	20.8
U.S. bonds	15.6	—	—	15.6
Global bonds	6.0	—	—	6.0
Interest rate swaps	—	16.1	—	16.1
Total	$81.8	$60.2	$(15.9)	$126.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$6.8	$—	$(6.8)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	15.1	—	(15.1)	—
Natural gas commodity contracts	—	29.1	(1.2)	27.9
Total	$21.9	$29.1	$(23.1)	$27.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	(3.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	7.0	—	(7.0)	—
Natural gas commodity contracts	—	46.0	(3.5)	42.5
Other:
U.S. stock/bond mutual funds	17.9	—	—	17.9
U.S. bonds	21.9	—	—	21.9
Global bonds	5.9	—	—	5.9
Interest rate swaps	—	0.8	—	0.8
Total	$80.4	$46.8	$(13.9)	$113.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$13.6	$—	$(3.8)	$9.8
Gas Marketing:
NYMEX/ICE natural gas contracts	17.7	—	(17.7)	—
Natural gas commodity contracts	—	24.5	(3.5)	21.0
Interest rate swaps	—	1.5	—	1.5
Total	$31.3	$26.0	$(25.0)	$32.3

As of December 31, 2023
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$22.0	$—	$—	$22.0
NYMEX/ICE natural gas contracts	4.7	—	(4.7)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	13.2	—	(13.2)	—
Natural gas commodity contracts	—	45.5	(1.4)	44.1
Other:
U.S. stock/bond mutual funds	14.6	—	—	14.6
U.S. bonds	21.6	—	—	21.6
Global bonds	1.4	—	—	1.4
Interest rate swaps	—	22.7	—	22.7
Total	$77.5	$68.2	$(19.3)	$126.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$60.7	$—	$(60.7)	$—
Gasoline and heating oil contracts	—	0.4	(0.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	32.7	—	(32.7)	—
Natural gas commodity contracts	—	24.5	(1.4)	23.1
Other:
Interest rate swaps	—	2.0	—	2.0
Total	$93.4	$26.9	$(95.2)	$25.1

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2024
ASSETS
U.S. stock/bond mutual funds	$24.7	$—	$—	$24.7
NYMEX/ICE natural gas contracts	5.9	—	(5.9)	—
Total	$30.6	$—	$(5.9)	$24.7
LIABILITIES
NYMEX/ICE natural gas contracts	$6.8	$—	$(6.8)	$—

As of September 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	(3.4)	—
Total	$27.7	$—	$(3.4)	$24.3
LIABILITIES
NYMEX/ICE natural gas contracts	$13.6	$—	$(3.8)	$9.8

As of December 31, 2023
ASSETS
U.S. stock/bond mutual funds	$22.0	$—	$—	$22.0
NYMEX/ICE natural gas contracts	4.7	—	(4.7)	—
Total	$26.7	$—	$(4.7)	$22.0
LIABILITIES
NYMEX/ICE natural gas contracts	$60.7	$—	$(60.7)	$—
Gasoline and heating oil contracts	—	0.4	(0.4)	—
Total	$60.7	$0.4	$(61.1)	$—

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

The net periodic pension cost includes components shown in the following tables. Service costs and regulatory adjustments are recorded in “Operation and maintenance” expenses while other components are presented in “Other Income, Net” in the income statement, except for Spire Alabama’s losses on lump-sum settlements. Such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income, Net.”

	Three Months Ended December 31,
	2024	2023
Spire
Service cost – benefits earned during the period	$4.5	$4.0
Interest cost on projected benefit obligation	6.0	6.8
Expected return on plan assets	(6.5)	(6.3)
Amortization of prior service credit	(1.1)	(1.1)
Amortization of actuarial loss	1.6	1.6
Subtotal	4.5	5.0
Regulatory adjustment	8.9	8.7
Net pension cost	$13.4	$13.7

Spire Missouri
Service cost – benefits earned during the period	$2.9	$2.6
Interest cost on projected benefit obligation	4.0	4.8
Expected return on plan assets	(4.5)	(4.3)
Amortization of prior service credit	(0.5)	(0.5)
Amortization of actuarial loss	1.0	1.5
Subtotal	2.9	4.1
Regulatory adjustment	7.4	6.3
Net pension cost	$10.3	$10.4

Spire Alabama
Service cost – benefits earned during the period	$1.4	$1.2
Interest cost on projected benefit obligation	1.3	1.3
Expected return on plan assets	(1.3)	(1.2)
Amortization of prior service credit	(0.6)	(0.6)
Amortization of actuarial loss	0.6	0.2
Subtotal	1.4	0.9
Regulatory adjustment	1.3	2.2
Net pension cost	$2.7	$3.1

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three months ended December 31, 2024 and 2023, no plans met the criteria for settlement accounting.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2025 contributions to Spire Missouri’s pension plans through December 31, 2024 were $22.3 to the qualified trusts and none to non-qualified plans. Fiscal 2025 contributions to the Spire Alabama pension plans through December 31, 2024 were $2.6. Contributions totaling $13.2 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2025. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2025 are anticipated to be $11.9.

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

The net periodic postretirement benefit cost includes components shown in the following tables. Service costs and regulatory adjustments are recorded in “Operation and maintenance” expenses while other components are presented in “Other Income, Net” in the income statement, except in the event Spire Alabama incurs losses on lump-sum settlements. Any such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income, Net.”

	Three Months Ended December 31,
	2024	2023
Spire
Service cost – benefits earned during the period	$1.1	$1.1
Interest cost on accumulated postretirement benefit obligation	1.8	2.1
Expected return on plan assets	(4.2)	(4.0)
Amortization of prior service cost	—	0.1
Amortization of actuarial gain	(1.5)	(1.0)
Subtotal	(2.8)	(1.7)
Regulatory adjustment	1.1	0.2
Net postretirement benefit income	$(1.7)	$(1.5)

Spire Missouri
Service cost – benefits earned during the period	$0.9	$0.9
Interest cost on accumulated postretirement benefit obligation	1.3	1.6
Expected return on plan assets	(2.8)	(2.7)
Amortization of prior service cost	0.1	0.2
Amortization of actuarial gain	(1.3)	(0.9)
Subtotal	(1.8)	(0.9)
Regulatory adjustment	1.6	0.6
Net postretirement benefit income	$(0.2)	$(0.3)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	0.5	0.5
Expected return on plan assets	(1.3)	(1.3)
Amortization of prior service credit	(0.1)	(0.1)
Subtotal	(0.7)	(0.7)
Regulatory adjustment	(0.5)	(0.4)
Net postretirement benefit income	$(1.2)	$(1.1)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2024 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

10. INFORMATION BY OPERATING SEGMENT

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a natural gas liquids pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

Management evaluates the performance of the operating segments based on the computation of adjusted earnings. Adjusted earnings exclude from reported net income the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of impairments and other non-recurring or unusual items such as certain regulatory, legislative, or GAAP standard-setting actions.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2024
Revenues from external customers	$613.5	$33.0	$22.3	$0.3	$—	$669.1
Intersegment revenues	—	—	11.2	4.4	(15.6)	—
Total Operating Revenues	613.5	33.0	33.5	4.7	(15.6)	669.1
Depreciation and amortization expense	68.1	0.4	3.7	0.1	—	72.3
Interest expense	35.1	—	1.2	24.8	(13.1)	48.0
Income tax expense (benefit)	16.1	0.8	3.8	(0.6)	—	20.1
Adjusted earnings (loss)	77.8	2.2	12.0	(10.9)	—	81.1
Capital expenditures	217.9	0.1	42.7	—	(0.1)	260.6

Three Months Ended December 31, 2023
Revenues from external customers	$715.2	$36.3	$5.0	$0.1	$—	$756.6
Intersegment revenues	—	—	9.9	4.0	(13.9)	—
Total Operating Revenues	715.2	36.3	14.9	4.1	(13.9)	756.6
Depreciation and amortization expense	64.2	0.4	2.3	0.1	—	67.0
Interest expense	39.0	—	1.8	24.0	(14.2)	50.6
Income tax expense	15.7	3.8	0.6	0.9	—	21.0
Adjusted earnings (loss)	75.8	7.2	2.4	(2.7)	—	82.7
Capital expenditures	174.9	—	52.0	—	(0.4)	226.5

The following table reconciles the Company’s adjusted earnings (loss) to net income (loss).

	Three Months Ended December 31,
	2024	2023
Net Income	$81.3	$85.1
Adjustments, pre-tax:
Fair value and timing adjustments	(0.3)	(5.2)
Acquisition and restructuring activities	—	1.9
Income tax adjustments	0.1	0.9
Adjusted Earnings	$81.1	$82.7

The Company’s total assets by segment were as follows:

	December 31,	September 30,	December 31,
	2024	2024	2023
Total Assets:
Gas Utility	$9,075.2	$8,767.2	$8,736.7
Gas Marketing	246.1	206.1	207.0
Midstream	936.0	903.4	633.9
Other	2,872.8	2,689.8	2,755.1
Eliminations	(1,854.3)	(1,705.8)	(1,701.0)
Total Assets	$11,275.8	$10,860.7	$10,631.7

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2024, are estimated at $1,576.0, $1,575.3, and $309.9 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.3 of capital to the partnerships as and when requested by the respective general partners. As of December 31, 2024, the total remaining unfunded commitment was $16.3.

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

In May 2023, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the second site, Station A, and developing the same for industrial purposes. Consequently, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. The site developer, Spire Missouri and the PRPs collectively designed a site investigation plan which was submitted to the MoDNR and approved by the agency on August 27, 2024. Contracts with an environmental engineering firm are now finalized and the site investigation process will begin very soon.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events made Spire Marketing subject to various commercial disputes, all of which have been settled and reflected in the financial statements in previous periods. As a result of participating in the Oklahoma natural gas market, Spire Marketing has become subject, along with other market participants, to a complaint filed in January 2025 by the State of Oklahoma related to its transactions with various counterparties in the state during this period. The Company’s management is currently assessing this matter but does not believe it will have a material impact on the Company’s financial position, results of operations or cash flow.

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

Midstream

Spire’s midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”), Spire STL Pipeline LLC (“Spire STL Pipeline”), and Spire MoGas Pipeline. Spire MoGas Pipeline (or simply “MoGas”), a 263-mile FERC-regulated natural gas pipeline and a connected 75-mile gas distribution system in Missouri, was acquired by Spire Midstream LLC, a subsidiary of Spire, on January 19, 2024. Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Charles County and St. Louis County, Missouri, including MoGas and Spire Missouri’s storage facility, and its operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. Spire Storage West, located in Wyoming, consists of two storage fields operating under one FERC market-based rate tariff, while Spire Storage Salt Plains, located in Oklahoma, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

Other

Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a natural gas liquids pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

Adjusted Earnings and Adjusted Earnings Per Share

Adjusted earnings and adjusted earnings per share are non-GAAP measures that exclude from net income, as applicable, the impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, the largely non-cash impacts of impairments, and other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. In addition, adjusted earnings per share would exclude the impact, in the fiscal year of issuance, of any shares issued to finance such activities that have yet to be included in adjusted earnings.

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

EARNINGS – THREE MONTHS ENDED December 31, 2024

This section contains discussion and analysis of the results for the three months ended December 31, 2024 compared to the results for the three months ended December 31, 2023, in total and by registrant and segment.

Spire

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2024
Net Income (Loss) [GAAP]	$77.8	$2.4	$12.0	$(10.9)	$81.3	$1.34
Adjustments, pre-tax:
Fair value and timing adjustments	—	(0.3)	—	—	(0.3)	(0.01)
Income tax adjustments*	—	0.1	—	—	0.1	0.01
Adjusted Earnings (Loss) [Non-GAAP]	$77.8	$2.2	$12.0	$(10.9)	$81.1	$1.34

Three Months Ended December 31, 2023
Net Income (Loss) [GAAP]	$75.5	$11.4	$0.9	$(2.7)	$85.1	$1.52
Adjustments, pre-tax:
Fair value and timing adjustments	0.4	(5.6)	—	—	(5.2)	(0.10)
Acquisition activities	—	—	1.9	—	1.9	0.03
Income tax adjustments*	(0.1)	1.4	(0.4)	—	0.9	0.02
Adjusted Earnings (Loss) [Non-GAAP]	$75.8	$7.2	$2.4	$(2.7)	$82.7	$1.47

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2024
Operating Income [GAAP]	$127.8	$2.7	$17.3	$1.0	$—	$148.8
Operation and maintenance expenses	115.0	4.0	11.0	3.6	(4.3)	129.3
Depreciation and amortization	68.1	0.4	3.7	0.1	—	72.3
Taxes, other than income taxes	48.0	(0.1)	0.8	—	—	48.7
Less: Gross receipts tax expense	(26.7)	(0.1)	—	—	—	(26.8)
Contribution Margin [Non-GAAP]	332.2	6.9	32.8	4.7	(4.3)	372.3
Natural gas costs	254.6	26.0	0.7	—	(11.3)	270.0
Gross receipts tax expense	26.7	0.1	—	—	—	26.8
Operating Revenues	$613.5	$33.0	$33.5	$4.7	$(15.6)	$669.1

Three Months Ended December 31, 2023
Operating Income (Loss) [GAAP]	$122.3	$14.7	$3.3	$(1.1)	$—	$139.2
Operation and maintenance expenses	116.7	4.4	8.6	5.0	(4.0)	130.7
Depreciation and amortization	64.2	0.4	2.3	0.1	—	67.0
Taxes, other than income taxes	51.6	0.3	0.7	0.1	—	52.7
Less: Gross receipts tax expense	(31.0)	(0.1)	—	—	—	(31.1)
Contribution Margin [Non-GAAP]	323.8	19.7	14.9	4.1	(4.0)	358.5
Natural gas costs	360.4	16.5	—	—	(9.9)	367.0
Gross receipts tax expense	31.0	0.1	—	—	—	31.1
Operating Revenues	$715.2	$36.3	$14.9	$4.1	$(13.9)	$756.6

Select variances for the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2024 Versus Fiscal 2023	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income (Loss)	$2.3	$(9.0)	$11.1	$(8.2)	$(3.8)
Adjusted Earnings (Loss) [Non-GAAP]	2.0	(5.0)	9.6	(8.2)	(1.6)
Operating Revenues	(101.7)	(3.3)	18.6	(1.1)	(87.5)
Contribution Margin [Non-GAAP]	8.4	(12.8)	17.9	0.3	13.8
Operation and Maintenance Expenses	(1.7)	(0.4)	2.4	(1.7)	(1.4)
Interest Expense					(2.6)
Other Income					(16.9)
Income Tax					(0.9)

The decrease in interest expense reflects lower effective interest rates on short-term debt that more than offset higher average levels of debt in the current year. Weighted-average short-term interest rates were 4.6% in the current-year quarter versus 5.7% in the prior-year quarter.

Other income decreased $16.9 versus the prior-year quarter. The principal drivers of the decline was a one-time $8.2 pre-tax hedging gain recognized in the prior year quarter, a decline of gas carrying cost credits at Spire Missouri, and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts. Of the reported variance, $1.3 was attributable to the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income.

The decrease in income taxes reflects the lower current-year pre-tax book income and mix.

Gas Utility

For the quarter ended December 31, 2024, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $2.3 and $2.0, respectively. The quarterly change in net income was driven by the combined improved performance of Spire Alabama and Spire EnergySouth totaling $5.9, partially offset by a $3.6 decrease at Spire Missouri.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	$(101.3)
Spire Missouri – Volumetric usage (net of weather mitigation)	(3.4)
Spire Missouri and Spire Alabama – Lower gross-receipt taxes	(4.2)
Spire Alabama – Annual rate update and volumetric usage (net of weather mitigation)	(3.0)
Missouri Utilities – Infrastructure System Replacement Surcharge (ISRS)	7.0
Missouri Utilities – Off-system sales and capacity release	5.8
All other factors (net)	(2.6)
Total Variation	$(101.7)

The primary driver of the current year decrease in revenue was the $101.3 impact of lower gas cost recoveries across all utilities, driven principally by lower PGA rates at Spire Missouri, combined with lower volumetric usage. These reductions were only partly offset by higher current year ISRS billings and higher off-system sales at Spire Missouri.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – ISRS	$7.0
Spire Missouri – Customer growth	0.4
Spire Missouri – Volumetric usage (net of weather mitigation)	(3.4)
Spire Alabama – Annual rate update and volumetric usage (net of weather mitigation)	6.5
All other factors (net)	(2.1)
Total Variation	$8.4

Contribution margin increased $8.4 versus the prior-year quarter. Contribution margin benefited from the $7.0 Spire Missouri ISRS growth and $6.5 of growth from Spire Alabama’s annual rate update and volumetric usage net of weather mitigation. These favorable impacts more than offset the $3.4 negative volumetric impact net of weather mitigation at Spire Missouri.

Reported operation and maintenance (“O&M”) expenses for the three months ended December 31, 2024 were $1.7 lower than the prior-year quarter. Excluding the impact of the NSC Transfer, O&M expenses were $0.6 lower than the prior-year quarter, as lower expense levels for non-payroll operations expense and reduced outside service costs were only partly offset by higher employee benefit costs and bad debt expense.

Taxes, other than income taxes, decreased $3.6, primarily due to lower gross receipt taxes resulting from lower revenues more than offsetting increases in property taxes. Depreciation and amortization expenses for the quarter ended December 31, 2024 were $3.9 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense decreased $3.9, with both Spire Missouri and Spire Alabama benefiting from lower average short-term interest rates in the current year. The benefit of gas carrying cost credits at Spire Missouri, included in other income, decreased $3.9 versus the corresponding prior-year quarter.

Gas Marketing

Including $4.0 (after-tax) unfavorable mark-to-market activity, net income decreased $9.0. The $5.0 quarter-over-quarter decrease in adjusted earnings primarily reflects reduced volatility in regional basis differentials combined with higher transportation and storage fees.

Contribution margin decreased $12.8 versus the prior-year quarter, reflecting the $5.3 (pre-tax) unfavorable mark-to-market activity. Excluding this impact, contribution margin decreased $7.5, reflecting the unfavorable drivers noted above. O&M expenses were slightly lower than prior-year levels, the result of lower employee-related costs in the current year.

Midstream

Net income and adjusted earnings for the Company’s Midstream segment for the quarter ended December 31, 2024 versus the prior-year quarter increased $11.1 and $9.6, respectively. The increase was driven by higher Spire Storage earnings, reflecting additional storage capacity and contract renewals at higher rates. Current year results also reflect the January 2024 acquisition of MoGas.

Revenues in the current quarter increased $18.6 versus the prior-year quarter, reflecting the higher rates and activity with storage. O&M expenses were up $2.4 quarter-over-quarter, due primarily to costs associated with the higher storage activity in the current year, combined with the added costs of MoGas.

Other

The Company’s other activities generated a $10.9 loss in the three months ended December 31, 2024. The major contributor to this variance was the $8.2 pre-tax ($6.3 after-tax) interest rate swap gain in the prior year that did not repeat. The remaining variance was mostly a result of higher interest expense in the current year.

Spire Missouri

	Three Months Ended December 31,
	2024	2023
Operating Income [GAAP]	$85.4	$87.3
Operation and maintenance expenses	76.2	74.9
Depreciation and amortization	45.7	42.1
Taxes, other than income taxes	36.6	38.5
Less: Gross receipts tax expense	(19.5)	(22.5)
Contribution Margin [Non-GAAP]	224.4	220.3
Natural gas costs	213.6	292.6
Gross receipts tax expense	19.5	22.5
Operating Revenues	$457.5	$535.4
Net Income	$53.4	$57.0

Revenues for the quarter ended December 31, 2024 were $77.9 lower than the comparable prior-year period. Lower unit gas costs, combined with lower volumes in the western part of Spire Missouri’s territory reduced gas cost recoveries by $85.1. Decreased customer usage (including weather mitigation) reduced revenues by $3.4 versus the prior year quarter. These reduced revenue drivers also resulted in reduced gross receipts taxes of $3.0. These negative impacts were only partly offset by $7.0 incremental ISRS revenues and $5.8 attributable to higher off-system sales in the current-year quarter.

Contribution margin for the three months ended December 31, 2024 increased $4.1 from the same period in the prior year, primarily due to the $7.0 incremental ISRS billings more than offsetting the unfavorable $3.4 weather-mitigated customer usage impact.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2024 were 18.0% warmer than normal, though were flat with the same period last year. Spire Missouri’s total system volume sold and transported were 450.6 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 449.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 21.9 million CCF for the current-year quarter, compared with 2.2 million CCF a year ago.

O&M expenses for the current-year quarter increased $1.3 versus the prior-year quarter. Excluding the NSC Transfer impact, the increase was $0.9. This increase reflects lowered expense levels for non-payroll operations expense and reductions in outside service costs that were more than offset by higher employee-related costs and higher bad debt expense.

Depreciation and amortization expenses increased $3.6 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes decreased $1.9, driven by lower pass-through gross receipts taxes that were only partly offset by higher real estate and property taxes.

Other income declined by $5.7 versus the prior-year quarter, primarily driven by the decrease in gas carrying cost credits of $3.9 and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts. Interest expense decreased $2.6, primarily reflecting lower average short-term interest rates in the current year.

Resulting net income for the quarter ended December 31, 2024 decreased $3.6 versus the prior-year quarter.

Spire Alabama

	Three Months Ended December 31,
	2024	2023
Operating Income [GAAP]	$29.4	$24.0
Operation and maintenance expenses	31.9	34.2
Depreciation and amortization	17.8	17.9
Taxes, other than income taxes	8.6	10.2
Less: Gross receipts tax expense	(5.7)	(6.9)
Contribution Margin [Non-GAAP]	82.0	79.4
Natural gas costs	32.7	55.8
Gross receipts tax expense	5.7	6.9
Operating Revenues	$120.4	$142.1
Net Income	$15.7	$11.1

Operating revenues for the three months ended December 31, 2024 decreased $21.7 from the same period in the prior year. The decrease in operating revenue was principally due to a $16.2 decrease in gas cost recovery, combined with annual rate update and volumetric usage, net of weather mitigation and lower gross receipts taxes totaling $4.2. Favorable RSE adjustments of $3.7 were also more than offset by a customer refund provision required to bring expected Return on Equity (ROE) within APSC (Alabama Public Service Commission) approved levels.

Contribution margin was $2.6 higher versus the prior-year quarter, driven primarily by a favorable $6.5 annual rate update and volumetric usage, net of weather mitigation partially offset by the customer refund provision discussed above that had a net contribution margin impact of $4.1.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2024, were 24.8% warmer than normal, and 10.3% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 259.8 million CCF for the three months ended December 31, 2024, compared with 229.3 million CCF for the same period in the prior year. Total off-system volume sold and transported were 16.7 million CCF for the current-year quarter, compared with 26.4 million CCF off-system volume sold and transported in last year’s third quarter.

Reported O&M expenses for the three months ended December 31, 2024 decreased $2.3 versus the prior-year quarter. After excluding the impact of the NSC Transfer, O&M expenses in the current year quarter were $1.0 lower than the corresponding prior year period. Lower non-payroll operations expenses and reductions of outside service costs were only partly offset by higher employee benefit costs and higher bad debts expense.

Interest expense for the current-year quarter decreased $1.5 versus the prior-year quarter, primarily the result of significantly lower short-term borrowings, combined with lower short-term interest rates.

For the quarter ended December 31, 2024, resulting net income increased $4.6 versus the prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Three Months Ended December 31,
Cash Flow Summary	2024	2023
Net cash provided by operating activities	$81.1	$70.0
Net cash used in investing activities	(260.1)	(225.2)
Net cash provided by financing activities	186.0	154.7

For the three months ended December 31, 2024, net cash from operating activities improved $11.1 from the corresponding period of fiscal 2024. The key drivers of the favorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

For the three months ended December 31, 2024, net cash used in investing activities was $34.9 greater than for the same period in the prior year. Total capital expenditures were $34.1 higher than last year, with a $43.0 spending increase in the Utilities driven by infrastructure upgrades, advanced meter installations, and new business, and a $9.3 spending decrease for Midstream as the Spire Storage West expansion draws to a close.

Lastly, for the three months ended December 31, 2024, net cash provided by financing activities increased $31.3 versus the three months ended December 31, 2023. The increase in short-term borrowings under the commercial paper program this year exceeded the total of the reduction in stock issuances and the increase in dividend payments.

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

Spire’s material cash requirements as of December 31, 2024, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. There were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Total Company capital expenditures are planned to be $790 for fiscal 2025.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to credit and capital markets and will have sufficient liquidity and capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of December 31, 2024, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB	Baa2
Spire Inc. preferred stock	BBB-	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	BBB+	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of December 31, 2024.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire’s $1,500.0 revolving credit facility. For information about these resources, see Note 6, Financing, of the Notes to Financial Statements in Item 1 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% equity at December 31, 2024 and 46% equity at September 30, 2024, respectively. At December 31, 2024, Spire had outstanding principal of long-term debt totaling $3,764.1, of which $1,818.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $216.1 was issued by other subsidiaries.

Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. As of December 31, 2024, approximately $817.7 may still be issued under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 211,634 and 218,141 shares at December 31, 2024 and September 30, 2024, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

For more information about the issuance of common stock under Spire’s “at-the-market” (ATM) equity distribution agreement, see Note 4, Shareholders’ Equity, of the Notes to Financial Statements in Item 1.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2024.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2024, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At December 31, 2024, the following swaps were outstanding:

Fiscal Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2025 Mark-to- Market (Loss) Gain	Net Asset
Q3 2023	10	$25.0	3.0180%	$1.3	$2.0
Q1 2024	10	25.0	3.4000%	1.3	1.3
Q1 2024	10	25.0	3.5250%	1.3	1.1
Q1 2024	10	25.0	3.5350%	1.3	1.1
Q1 2024	10	25.0	3.4500%	1.3	1.2
Q4 2024	10	25.0	3.5410%	1.3	1.0
Q4 2024	10	25.0	3.5520%	1.4	1.1
Q4 2024	10	25.0	3.4260%	1.4	1.3
Q4 2024	10	25.0	3.5770%	1.3	1.0
Q4 2024	10	25.0	3.4500%	1.3	1.2
Q4 2024	10	25.0	3.3500%	1.2	1.3
Q1 2025	1.5	125.0	3.5670%	0.9	0.9
Q1 2025	1.5	225.0	3.5670%	1.6	1.6
		$625.0		$16.9	$16.1

The two interest rate swaps entered into during the first quarter of fiscal 2025 are hedging $350.0 of the Company's short-term commercial paper program. As of December 31, 2024, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $16.1 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 11, Commitments and Contingencies, and Note 5, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from those disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2024 – October 31, 2024	—	$—	—	—
November 1, 2024 – November 30, 2024	22,911	73.19	—	—
December 1, 2024 – December 31, 2024	230	71.41	—	—
Total	23,141	73.17	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2024, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended December 31, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
10.1	Amendment 1 to Spire Deferred Income Plan.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2024, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 5, 2025	By:	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 5, 2025	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 5, 2025	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)