Form 10-Q
period 2025-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2025-04-30
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of April 25, 2025, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	59,016,874
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,822
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues	$1,051.3	$1,128.5	$1,720.4	$1,885.1
Operating Expenses:
Natural gas	454.9	540.8	724.9	907.8
Operation and maintenance	139.4	137.8	268.7	268.5
Depreciation and amortization	73.7	68.9	146.0	135.9
Taxes, other than income taxes	76.9	82.4	125.6	135.1
Total Operating Expenses	744.9	829.9	1,265.2	1,447.3
Operating Income	306.4	298.6	455.2	437.8
Interest Expense, Net	47.4	52.2	95.4	102.8
Other Income, Net	3.0	7.3	3.6	24.8
Income Before Income Taxes	262.0	253.7	363.4	359.8
Income Tax Expense	52.7	49.4	72.8	70.4
Net Income	209.3	204.3	290.6	289.4
Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.3	0.4	0.4
Net Income Available to Common Shareholders	$205.3	$200.3	$282.8	$281.6

Weighted Average Number of Common Shares Outstanding:
Basic	58.3	55.8	58.0	54.6
Diluted	58.5	55.9	58.2	54.7
Basic Earnings Per Common Share	$3.52	$3.59	$4.88	$5.16
Diluted Earnings Per Common Share	$3.51	$3.58	$4.86	$5.14

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2025	2024	2025	2024
Net Income	$209.3	$204.3	$290.6	$289.4
Other Comprehensive (Loss) Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(5.4)	9.1	12.2	(6.3)
Amounts reclassified into net income	(0.7)	(0.6)	(2.4)	(9.6)
Net (loss) gain on cash flow hedging derivative instruments	(6.1)	8.5	9.8	(15.9)
Net gain on defined benefit pension and other postretirement plans	0.5	—	0.6	0.1
Net unrealized gain on available for sale securities	—	—	—	0.1
Other Comprehensive (Loss) Income, Before Tax	(5.6)	8.5	10.4	(15.7)
Income Tax (Benefit) Expense Related to Items of Other Comprehensive (Loss) Income	(3.9)	2.0	(0.2)	(3.7)
Other Comprehensive (Loss) Income, Net of Tax	(1.7)	6.5	10.6	(12.0)
Comprehensive Income	$207.6	$210.8	$301.2	$277.4

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2025	2024	2024
ASSETS
Utility Plant	$9,080.6	$8,779.1	$8,480.3
Less: Accumulated depreciation and amortization	2,575.1	2,535.8	2,509.3
Net Utility Plant	6,505.5	6,243.3	5,971.0
Non-utility Property (net of accumulated depreciation and amortization of $111.1, $96.8 and $115.9 at March 31, 2025, September 30, 2024, and March 31, 2024, respectively)	1,005.7	955.3	886.2
Other Investments	117.9	115.3	105.3
Total Other Property and Investments	1,123.6	1,070.6	991.5
Current Assets:
Cash and cash equivalents	15.2	4.5	25.6
Accounts receivable:
Utility	373.4	196.3	398.5
Other	193.3	112.5	107.3
Allowance for credit losses	(36.8)	(31.4)	(39.1)
Delayed customer billings	37.4	12.0	54.8
Inventories:
Natural gas	124.6	208.6	159.0
Propane gas	8.6	8.6	8.6
Materials and supplies	45.9	46.7	47.2
Regulatory assets	42.3	115.4	116.9
Prepayments	39.2	47.6	34.1
Other	64.7	50.5	92.8
Total Current Assets	907.8	771.3	1,005.7
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,287.2	1,251.8	1,272.7
Other	351.0	352.1	298.9
Total Deferred Charges and Other Assets	2,809.8	2,775.5	2,743.2
Total Assets	$11,346.7	$10,860.7	$10,711.4

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2025	2024	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at March 31, 2025, September 30, 2024, and March 31, 2024)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 59.0 million, 57.7 million, and 57.7 million shares issued and outstanding at March 31, 2025, September 30, 2024, and March 31, 2024, respectively)	59.0	57.7	57.7
Paid-in capital	1,977.4	1,902.2	1,899.7
Retained earnings	1,207.6	1,018.7	1,155.3
Accumulated other comprehensive income	22.7	12.1	35.6
Total Shareholders' Equity	3,508.7	3,232.7	3,390.3
Temporary equity	9.3	8.6	10.3
Long-term debt (less current portion)	3,348.5	3,704.4	3,421.4
Total Capitalization	6,866.5	6,945.7	6,822.0
Current Liabilities:
Current portion of long-term debt	392.5	42.0	307.0
Notes payable	1,015.0	947.0	786.0
Accounts payable	283.5	237.2	193.4
Advance customer billings	16.1	48.4	6.1
Wages and compensation accrued	41.2	51.5	40.2
Customer deposits	32.2	29.9	29.4
Taxes accrued	81.0	105.2	82.6
Regulatory liabilities	51.6	49.5	25.1
Other	199.4	193.2	180.5
Total Current Liabilities	2,112.5	1,703.9	1,650.3
Deferred Credits and Other Liabilities:
Deferred income taxes	890.7	808.4	816.6
Pension and postretirement benefit costs	110.8	146.7	130.0
Asset retirement obligations	592.3	579.9	589.7
Regulatory liabilities	637.0	535.5	557.7
Other	136.9	140.6	145.1
Total Deferred Credits and Other Liabilities	2,367.7	2,211.1	2,239.1
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$11,346.7	$10,860.7	$10,711.4

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2025:
Balance at December 31, 2024	58,341,036	$58.3	$242.0	$1,933.7	$1,050.5	$24.4	$3,308.9
Net Income	—	—	—	—	209.3	—	209.3
Common stock issued	663,619	0.7	—	41.7	—	—	42.4
Dividend reinvestment plan	5,459	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.8	—	—	1.8
Stock activity under stock-based compensation plans	6,605	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(2,122)	—	—	(0.2)	—	—	(0.2)
Temporary equity adjustment to redemption value	—	—	—	—	(2.0)	—	(2.0)
Dividends declared:
Common stock ($0.785 per share)	—	—	—	—	(46.5)	—	(46.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	(1.7)
Balance at March 31, 2025	59,014,597	$59.0	$242.0	$1,977.4	$1,207.6	$22.7	$3,508.7

Six Months Ended March 31, 2025:
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7
Net income	—	—	—	—	290.6	—	290.6
Common stock issued	1,206,134	1.2	—	73.6	—	—	74.8
Dividend reinvestment plan	11,966	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	2.8	—	—	2.8
Stock activity under stock-based compensation plans	72,093	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(25,263)	—	—	(1.9)	—	—	(1.9)
Temporary equity adjustment to redemption value	—	—	—	—	(2.3)	—	(2.3)
Dividends declared:
Common stock ($1.57 per share)	—	—	—	—	(92.0)	—	(92.0)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	10.6	10.6
Balance at March 31, 2025	59,014,597	$59.0	$242.0	$1,977.4	$1,207.6	$22.7	$3,508.7

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2024:
Balance at December 31, 2023	54,973,694	$55.0	$242.0	$1,727.4	$997.3	$29.1	$3,050.8
Net Income	—	—	—	—	204.3	—	204.3
Common stock issued	2,745,733	2.7	—	170.5	—	—	173.2
Dividend reinvestment plan	6,437	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.5	—	—	1.5
Stock activity under stock-based compensation plans	16,810	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(982)	—	—	(0.1)	—	—	(0.1)
Temporary equity adjustment to redemption value	—	—	—	—	0.5	—	0.5
Dividends declared:
Common stock ($0.755 per share)	—	—	—	—	(43.1)	—	(43.1)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	6.5	6.5
Balance at March 31, 2024	57,741,692	$57.7	$242.0	$1,899.7	$1,155.3	$35.6	$3,390.3

Six Months Ended March 31, 2024:
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	289.4	—	289.4
Common stock issued	4,490,282	4.4	—	281.6	—	—	286.0
Dividend reinvestment plan	13,211	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	2.4	—	—	2.4
Stock activity under stock-based compensation plans	92,516	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,541)	—	—	(1.5)	—	—	(1.5)
Temporary equity adjustment to redemption value	—	—	—	—	(1.4)	—	(1.4)
Dividends declared:
Common stock ($1.51 per share)	—	—	—	—	(83.3)	—	(83.3)
Preferred stock ($0.7375 per depository share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive loss, net of tax	—	—	—	—	—	(12.0)	(12.0)
Balance at March 31, 2024	57,741,692	$57.7	$242.0	$1,899.7	$1,155.3	$35.6	$3,390.3

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2025	2024
Operating Activities:
Net income	$290.6	$289.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.0	135.9
Deferred income taxes and investment tax credits	71.8	69.5
Changes in assets and liabilities:
Accounts receivable	(252.4)	(175.4)
Inventories	84.8	64.8
Regulatory assets and liabilities	147.5	317.6
Accounts payable	97.1	(34.6)
Delayed/advance customer billings, net	(57.7)	(47.7)
Taxes accrued	(23.7)	(21.5)
Other assets and liabilities	(55.1)	(41.7)
Other	4.9	3.1
Net cash provided by operating activities	453.8	559.4
Investing Activities:
Capital expenditures	(479.2)	(409.3)
Business acquisitions, net of cash acquired	—	(177.4)
Other	1.9	2.8
Net cash used in investing activities	(477.3)	(583.9)
Financing Activities:
Issuance of long-term debt	—	175.0
Repayment of long-term debt	(7.0)	(156.6)
Issuance (repayment) of short-term debt, net	68.0	(169.5)
Issuance of common stock	75.6	286.8
Dividends paid on common stock	(90.0)	(80.5)
Dividends paid on preferred stock	(7.4)	(7.4)
Other	(4.6)	(2.7)
Net cash provided by financing activities	34.6	45.1
Net Increase in Cash, Cash Equivalents, and Restricted Cash	11.1	20.6
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	34.9	25.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$46.0	$46.4

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(101.1)	$(102.9)
Income taxes	(1.2)	(0.9)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2025	2024	2025	2024
Operating Revenues	$671.6	$766.5	$1,129.1	$1,301.9
Operating Expenses:
Natural gas	337.4	443.7	551.0	736.3
Operation and maintenance	77.8	78.6	154.0	153.5
Depreciation and amortization	47.0	43.1	92.7	85.2
Taxes, other than income taxes	55.4	59.8	92.0	98.3
Total Operating Expenses	517.6	625.2	889.7	1,073.3
Operating Income	154.0	141.3	239.4	228.6
Interest Expense, Net	24.7	27.7	50.0	55.6
Other Income, Net	1.5	5.7	3.0	12.9
Income Before Income Taxes	130.8	119.3	192.4	185.9
Income Tax Expense	17.9	14.1	26.1	23.7
Net Income	112.9	105.2	166.3	162.2
Other Comprehensive Income, Net of Tax	0.5	—	0.6	0.1
Comprehensive Income	$113.4	$105.2	$166.9	$162.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2025	2024	2024
ASSETS
Utility Plant	$5,663.3	$5,420.2	$5,193.5
Less: Accumulated depreciation and amortization	1,094.0	1,086.0	1,088.1
Net Utility Plant	4,569.3	4,334.2	4,105.4
Other Property and Investments	71.3	70.1	67.8
Current Assets:
Accounts receivable:
Utility	268.2	152.9	307.6
Associated companies	2.9	2.8	2.1
Other	42.9	22.2	23.8
Allowance for credit losses	(29.6)	(24.9)	(32.0)
Delayed customer billings	34.7	5.7	53.6
Inventories:
Natural gas	80.0	129.6	101.9
Propane gas	8.6	8.6	8.6
Materials and supplies	23.5	24.4	24.0
Regulatory assets	15.5	84.0	89.2
Prepayments	21.9	27.2	17.0
Total Current Assets	468.6	432.5	595.8
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	613.8	588.0	630.5
Other	194.2	193.6	145.2
Total Deferred Charges and Other Assets	1,018.2	991.8	985.9
Total Assets	$6,127.4	$5,828.6	$5,754.9

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2025	2024	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 26,822 issued and outstanding at March 31, 2025, 25,855 shares issued and outstanding at September 30, 2024, and March 31, 2024, respectively)	$929.3	$854.9	$854.9
Retained earnings	1,277.1	1,110.8	1,154.6
Accumulated other comprehensive loss	(1.4)	(2.0)	(2.4)
Total Shareholder's Equity	2,205.0	1,963.7	2,007.1
Long-term debt (less current portion)	1,803.8	1,803.4	1,486.2
Total Capitalization	4,008.8	3,767.1	3,493.3
Current Liabilities:
Current portion of long-term debt	—	—	300.0
Notes payable	—	—	200.0
Notes payable – associated companies	461.3	495.3	243.9
Accounts payable	104.5	92.0	78.7
Accounts payable – associated companies	8.9	7.6	9.5
Advance customer billings	8.4	35.5	—
Wages and compensation accrued	21.4	24.2	19.9
Customer deposits	6.5	6.1	5.9
Taxes accrued	47.7	60.2	47.0
Regulatory liabilities	12.0	10.2	—
Other	45.6	50.6	44.6
Total Current Liabilities	716.3	781.7	949.5
Deferred Credits and Other Liabilities:
Deferred income taxes	603.1	567.6	563.9
Pension and postretirement benefit costs	89.5	110.0	100.5
Asset retirement obligations	97.6	95.7	113.4
Regulatory liabilities	546.1	443.3	475.3
Other	66.0	63.2	59.0
Total Deferred Credits and Other Liabilities	1,402.3	1,279.8	1,312.1
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$6,127.4	$5,828.6	$5,754.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2025:
Balance at December 31, 2024	26,280	$0.1	$887.0	$1,164.2	$(1.9)	$2,049.4
Net Income	—	—	—	112.9	—	112.9
Common stock issued to Spire Inc.	542	—	42.2	—	—	42.2
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Balance at March 31, 2025	26,822	$0.1	$929.2	$1,277.1	$(1.4)	$2,205.0

Six Months Ended March 31, 2025:
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7
Net income	—	—	—	166.3	—	166.3
Common stock issued to Spire Inc.	967	—	74.4	—	—	74.4
Other comprehensive income, net of tax	—	—	—	—	0.6	0.6
Balance at March 31, 2025	26,822	$0.1	$929.2	$1,277.1	$(1.4)	$2,205.0

Three Months Ended March 31, 2024:
Balance at December 31, 2023	25,855	$0.1	$854.8	$1,049.4	$(2.4)	$1,901.9
Net Income	—	—	—	105.2	—	105.2
Balance at March 31, 2024	25,855	$0.1	$854.8	$1,154.6	$(2.4)	$2,007.1

Six Months Ended March 31, 2024:
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8
Net income	—	—	—	162.2	—	162.2
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2024	25,855	$0.1	$854.8	$1,154.6	$(2.4)	$2,007.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2025	2024
Operating Activities:
Net Income	$166.3	$162.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.7	85.2
Deferred income taxes and investment tax credits	25.5	23.3
Changes in assets and liabilities:
Accounts receivable	(131.3)	(162.6)
Inventories	50.5	31.1
Regulatory assets and liabilities	146.7	276.5
Accounts payable	36.8	2.2
Delayed/advance customer billings, net	(56.0)	(46.7)
Taxes accrued	(12.3)	(13.2)
Other assets and liabilities	(40.2)	(10.2)
Other	0.5	0.8
Net cash provided by operating activities	279.2	348.6
Investing Activities:
Capital expenditures	(322.1)	(255.1)
Other	2.5	2.4
Net cash used in investing activities	(319.6)	(252.7)
Financing Activities:
Issuance of short-term debt, net	—	200.0
Repayments of borrowings from Spire, net	(34.0)	(296.7)
Issuance of common stock	74.4	—
Net cash provided by (used in) financing activities	40.4	(96.7)
Net Decrease in Cash and Cash Equivalents	—	(0.8)
Cash and Cash Equivalents at Beginning of Period	—	0.8
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(56.5)	$(60.9)
Income taxes	(0.9)	(0.4)

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2025	2024	2025	2024
Operating Revenues	$252.4	$259.5	$372.8	$401.6
Operating Expenses:
Natural gas	79.6	85.6	112.3	141.4
Operation and maintenance	37.6	35.4	69.5	69.6
Depreciation and amortization	17.9	18.2	35.7	36.1
Taxes, other than income taxes	16.7	17.9	25.3	28.1
Total Operating Expenses	151.8	157.1	242.8	275.2
Operating Income	100.6	102.4	130.0	126.4
Interest Expense, Net	7.4	8.3	15.2	17.6
Other Income (Expense), Net	0.3	0.4	(0.4)	0.7
Income Before Income Taxes	93.5	94.5	114.4	109.5
Income Tax Expense	23.5	23.8	28.7	27.7
Net Income	$70.0	$70.7	$85.7	$81.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2025	2024	2024
ASSETS
Utility Plant	$3,019.5	$2,966.6	$2,900.7
Less: Accumulated depreciation and amortization	1,369.2	1,336.6	1,307.4
Net Utility Plant	1,650.3	1,630.0	1,593.3
Other Property and Investments	0.1	0.1	—
Current Assets:
Cash and cash equivalents	3.3	1.5	1.8
Accounts receivable:
Utility	85.7	35.5	74.0
Associated companies	—	0.4	—
Other	5.9	6.1	6.8
Allowance for credit losses	(6.1)	(5.7)	(6.2)
Delayed customer billings	2.5	5.7	1.0
Inventories:
Natural gas	28.5	37.3	34.1
Materials and supplies	18.5	18.7	19.2
Regulatory assets	13.8	19.2	14.9
Prepayments	6.0	10.7	3.3
Total Current Assets	158.1	129.4	148.9
Deferred Charges and Other Assets:
Regulatory assets	652.5	642.0	619.1
Other	94.9	94.8	84.2
Total Deferred Charges and Other Assets	747.4	736.8	703.3
Total Assets	$2,555.9	$2,496.3	$2,445.5

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2025	2024	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$249.4	$279.4	$279.4
Retained earnings	740.6	668.9	687.5
Total Shareholder's Equity	990.0	948.3	966.9
Long-term debt (less current portion)	711.5	711.3	746.1
Total Capitalization	1,701.5	1,659.6	1,713.0
Current Liabilities:
Current portion of long-term debt	35.0	35.0	—
Notes payable – associated companies	41.8	48.4	37.4
Accounts payable	49.9	38.0	28.4
Accounts payable – associated companies	10.3	6.7	5.4
Advance customer billings	6.5	10.9	4.7
Wages and compensation accrued	6.1	7.2	5.6
Customer deposits	22.4	20.8	20.5
Taxes accrued	27.1	34.8	28.8
Regulatory liabilities	33.9	33.8	18.7
Other	14.2	13.8	14.1
Total Current Liabilities	247.2	249.4	163.6
Deferred Credits and Other Liabilities:
Deferred income taxes	64.4	35.9	36.8
Pension and postretirement benefit costs	12.4	28.0	22.5
Asset retirement obligations	478.7	468.6	460.6
Regulatory liabilities	26.4	28.3	20.1
Other	25.3	26.5	28.9
Total Deferred Credits and Other Liabilities	607.2	587.3	568.9
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,555.9	$2,496.3	$2,445.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2025:
Balance at December 31, 2024	1,972,052	$—	$279.4	$677.1	$956.5
Net income	—	—	—	70.0	70.0
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(6.5)	(6.5)
Balance at March 31, 2025	1,972,052	$—	$249.4	$740.6	$990.0

Six Months Ended March 31, 2025:
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3
Net income	—	—	—	85.7	85.7
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(14.0)	(14.0)
Balance at March 31, 2025	1,972,052	$—	$249.4	$740.6	$990.0

Three Months Ended March 31, 2024:
Balance at December 31, 2023	1,972,052	$—	$284.9	$639.2	$924.1
Net income	—	—	—	70.7	70.7
Return of capital to Spire	—	—	(5.5)	—	(5.5)
Dividends declared	—	—	—	(22.4)	(22.4)
Balance at March 31, 2024	1,972,052	$—	$279.4	$687.5	$966.9

Six Months Ended March 31, 2024:
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0
Net income	—	—	—	81.8	81.8
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Dividends declared	—	—	—	(36.4)	(36.4)
Balance at March 31, 2024	1,972,052	$—	$279.4	$687.5	$966.9

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2025	2024
Operating Activities:
Net Income	$85.7	$81.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.7	36.1
Deferred income taxes and investment tax credits	28.7	27.7
Changes in assets and liabilities:
Accounts receivable	(49.1)	(30.4)
Inventories	9.0	18.2
Regulatory assets and liabilities	1.0	40.4
Accounts payable	21.1	2.9
Delayed/advance customer billings	(1.3)	(0.8)
Taxes accrued	(7.7)	(5.7)
Other assets and liabilities	(8.2)	3.1
Other	0.2	0.2
Net cash provided by operating activities	115.1	173.5
Investing Activities:
Capital expenditures	(63.1)	(43.6)
Other	0.4	0.3
Net cash used in investing activities	(62.7)	(43.3)
Financing Activities:
Repayments to Spire, net	(6.6)	(86.7)
Return of capital to Spire	(30.0)	(6.5)
Dividends paid	(14.0)	(36.4)
Net cash used in financing activities	(50.6)	(129.6)
Net Increase in Cash and Cash Equivalents	1.8	0.6
Cash and Cash Equivalents at Beginning of Period	1.5	1.2
Cash and Cash Equivalents at End of Period	$3.3	$1.8

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(14.9)	$(17.7)
Income taxes	—	—

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Spire Missouri
Purchases of natural gas from Spire Marketing	$6.0	$5.6	$8.2	$10.6
Transportation services received from Spire STL Pipeline	7.8	8.3	15.9	16.5
Transportation services received from Spire MoGas Pipeline	1.9	1.4	3.7	1.4
Sales of natural gas to Spire Marketing	0.1	0.3	0.1	0.3
Natural gas storage services from Spire Storage Salt Plains LLC	—	0.4	—	0.7
Spire Alabama
Purchases of natural gas from Spire Marketing	$9.0	$—	$13.9	$3.4

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $30.8, $30.4 and $20.8 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of March 31, 2025, September 30, 2024, and March 31, 2024, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas Pipeline, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $176.1 purchase price was allocated almost entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to our consolidated results for the three and six months ended March 31, 2025.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2025	2024	2024
Spire	$66.8	$116.5	$80.4
Spire Missouri	45.6	67.4	47.2
Spire Alabama	8.5	14.1	2.7

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended March 31,	2025	2024	2025	2024	2025	2024
Allowance at beginning of period	$34.7	$35.4	$27.9	$28.9	$6.0	$5.7
Provision for expected credit losses	8.9	7.9	6.6	6.2	2.0	1.4
Write-offs, net of recoveries	(6.8)	(4.2)	(4.9)	(3.1)	(1.9)	(0.9)
Allowance at end of period	$36.8	$39.1	$29.6	$32.0	$6.1	$6.2

Six Months Ended March 31,	2025	2024	2025	2024	2025	2024
Allowance at beginning of period	$31.4	$32.5	$24.9	$26.2	$5.7	$5.7
Provision for expected credit losses	14.0	12.0	10.7	9.8	2.8	1.7
Write-offs, net of recoveries	(8.6)	(5.4)	(6.0)	(4.0)	(2.4)	(1.2)
Allowance at end of period	$36.8	$39.1	$29.6	$32.0	$6.1	$6.2

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Spire
Gas Utility:
Residential	$679.4	$729.5	$1,090.9	$1,222.3
Commercial and industrial	224.9	267.9	358.6	425.8
Transportation	37.4	36.8	72.0	69.4
Off-system and other incentive	22.7	13.0	34.2	19.4
Other customer revenue	12.9	8.2	13.7	13.7
Total revenue from contracts with customers	977.3	1,055.4	1,569.4	1,750.6
Changes in accrued revenue under alternative revenue programs	(7.1)	17.3	14.3	37.3
Total Gas Utility operating revenues	970.2	1,072.7	1,583.7	1,787.9
Gas Marketing	53.6	46.0	86.6	82.3
Midstream	38.4	21.5	71.9	36.4
Other	4.9	4.1	9.6	8.2
Total before eliminations	1,067.1	1,144.3	1,751.8	1,914.8
Intersegment eliminations (see Note 10, Information by Operating Segment)	(15.8)	(15.8)	(31.4)	(29.7)
Total Operating Revenues	$1,051.3	$1,128.5	$1,720.4	$1,885.1

Spire Missouri
Residential	$490.0	$532.9	$811.8	$921.7
Commercial and industrial	147.7	185.7	241.5	295.9
Transportation	10.8	10.1	20.2	19.1
Off-system and other incentive	19.5	12.3	29.4	16.4
Other customer revenue	4.9	5.0	7.7	7.5
Total revenue from contracts with customers	672.9	746.0	1,110.6	1,260.6
Changes in accrued revenue under alternative revenue programs	(1.3)	20.5	18.5	41.3
Total Operating Revenues	$671.6	$766.5	$1,129.1	$1,301.9

Spire Alabama
Residential	$159.5	$169.3	$231.9	$253.7
Commercial and industrial	62.5	68.8	91.4	103.5
Transportation	23.8	24.0	46.3	44.8
Off-system and other incentive	3.2	0.7	4.8	3.0
Other customer revenue	7.0	0.7	3.8	1.6
Total revenue from contracts with customers	256.0	263.5	378.2	406.6
Changes in accrued revenue under alternative revenue programs	(3.6)	(4.0)	(5.4)	(5.0)
Total Operating Revenues	$252.4	$259.5	$372.8	$401.6

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Spire	$55.2	$60.0	$82.0	$91.1
Spire Missouri	39.9	44.0	59.4	66.5
Spire Alabama	13.4	14.1	19.1	21.0

3. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic Earnings Per Common Share:
Net Income	$209.3	$204.3	$290.6	$289.4
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.3	0.4	0.4
Income Available to Common Shareholders	$205.3	$200.3	$282.8	$281.6
Weighted Average Common Shares Outstanding (in millions)	58.3	55.8	58.0	54.6
Basic Earnings Per Common Share	$3.52	$3.59	$4.88	$5.16

Diluted Earnings Per Common Share:
Net Income	$209.3	$204.3	$290.6	$289.4
Less: Provision for preferred dividends	3.7	3.7	7.4	7.4
Income allocated to participating securities	0.3	0.3	0.4	0.4
Income Available to Common Shareholders	$205.3	$200.3	$282.8	$281.6
Weighted Average Common Shares Outstanding (in millions)	58.3	55.8	58.0	54.6
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.2	0.1	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	58.5	55.9	58.2	54.7
Diluted Earnings Per Common Share	$3.51	$3.58	$4.86	$5.14

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.1	0.4	0.1	0.3

4. SHAREHOLDERS’ EQUITY

ATM Program

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Condensed Consolidated Statements of Shareholders’ Equity. Specifically in the first quarter of fiscal 2024, on December 11, 2023, 1,744,549 shares were settled, generating $112.2 of net proceeds. On January 25, 2024, Spire’s board approved a new authorization for the sale of additional shares with an aggregate amount up to $200.0 through January 2027.

In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of March 31, 2025, there were no outstanding forward sales agreements.

As of March 31, 2025, under the ATM Program, Spire may sell additional shares with an aggregate amount up to $123.6.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2025, September 30, 2024, and March 31, 2024.

	March 31,	September 30,	March 31,
Spire	2025	2024	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$0.3	$28.9	$81.4
Other	42.0	86.5	35.5
Total Current Regulatory Assets	42.3	115.4	116.9
Noncurrent:
Pension and postretirement benefit costs	241.3	237.5	251.4
Cost of removal	679.9	668.2	649.2
Future income taxes due from customers	153.7	150.7	146.6
Energy efficiency	63.6	61.0	58.2
Unamortized purchased gas adjustments	—	1.2	—
Other	148.7	133.2	167.3
Total Noncurrent Regulatory Assets	1,287.2	1,251.8	1,272.7
Total Regulatory Assets	$1,329.5	$1,367.2	$1,389.6
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$46.3	$42.3	$19.8
Other	5.3	7.2	5.3
Total Current Regulatory Liabilities	51.6	49.5	25.1
Noncurrent:
Deferred taxes due to customers	107.1	114.2	120.9
Pension and postretirement benefit costs	256.1	232.9	192.6
Accrued cost of removal	138.5	133.6	133.5
Unamortized purchased gas adjustments	100.2	17.2	90.8
Other	35.1	37.6	19.9
Total Noncurrent Regulatory Liabilities	637.0	535.5	557.7
Total Regulatory Liabilities	$688.6	$585.0	$582.8

	March 31,	September 30,	March 31,
Spire Missouri	2025	2024	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$—	$28.1	$81.0
Other	15.5	55.9	8.2
Total Current Regulatory Assets	15.5	84.0	89.2
Noncurrent:
Future income taxes due from customers	145.9	142.7	138.5
Pension and postretirement benefit costs	175.0	166.5	183.6
Energy efficiency	63.6	61.0	58.2
Unamortized purchased gas adjustments	—	1.2	—
Cost of removal	93.5	97.0	97.0
Other	135.8	119.6	153.2
Total Noncurrent Regulatory Assets	613.8	588.0	630.5
Total Regulatory Assets	$629.3	$672.0	$719.7
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$12.0	$10.2	$—
Total Current Regulatory Liabilities	12.0	10.2	—
Noncurrent:
Deferred taxes due to customers	95.3	101.8	108.3
Pension and postretirement benefit costs	221.6	196.6	165.4
Accrued cost of removal	97.8	94.5	95.8
Unamortized purchased gas adjustments	100.2	17.2	90.8
Other	31.2	33.2	15.0
Total Noncurrent Regulatory Liabilities	546.1	443.3	475.3
Total Regulatory Liabilities	$558.1	$453.5	$475.3

	March 31,	September 30,	March 31,
Spire Alabama	2025	2024	2024
Regulatory Assets:
Current:
Other	$13.8	$19.2	$14.9
Total Current Regulatory Assets	13.8	19.2	14.9
Noncurrent:
Future income taxes due from customers	1.7	1.8	1.9
Pension and postretirement benefit costs	63.9	68.2	64.2
Cost of removal	586.4	571.2	552.2
Other	0.5	0.8	0.8
Total Noncurrent Regulatory Assets	652.5	642.0	619.1
Total Regulatory Assets	$666.3	$661.2	$634.0
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$33.4	$30.9	$18.7
Other	0.5	2.9	—
Total Current Regulatory Liabilities	33.9	33.8	18.7
Noncurrent:
Pension and postretirement benefit costs	23.6	25.1	16.8
Other	2.8	3.2	3.3
Total Noncurrent Regulatory Liabilities	26.4	28.3	20.1
Total Regulatory Liabilities	$60.3	$62.1	$38.8

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2025	2024	2024
Spire
Pension and postretirement benefit costs	$129.9	$129.7	$133.8
Future income taxes due from customers	152.0	148.9	144.7
Unamortized purchased gas adjustments	—	29.3	81.0
Other	113.8	132.5	127.7
Total Regulatory Assets Not Earning a Return	$395.7	$440.4	$487.2

Spire Missouri
Pension and postretirement benefit costs	$129.9	$129.7	$133.8
Future income taxes due from customers	145.9	142.7	138.5
Unamortized purchased gas adjustments	—	29.3	81.0
Other	113.8	132.5	127.7
Total Regulatory Assets Not Earning a Return	$389.6	$434.2	$481.0

Like all the Company’s regulatory assets, these regulatory assets as of March 31, 2025 are probable of recovery from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently up to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

On November 12, 2024, the MoPSC approved a PGA decrease of approximately 30% for both the eastern and western service territories of Spire Missouri effective November 15, 2024 reflecting changes in natural gas commodity prices.

On November 25, 2024, Spire Missouri filed a general rate case with the MoPSC that includes new proposed rates for its service areas. The case proposes an increase in base rates, reflecting recovery of system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution systems, as well as to support enhancements to customer service. Spire’s request, if approved, represents a base rate increase of $289.5. Spire is already recovering $53.6 from customers through the Infrastructure System Replacement Surcharge (ISRS) for its eligible capital projects through August 2024, resulting in a net base rate increase request of $235.9. The proposed rates are calculated on a filed rate base of $4,386.0. The rate base has increased by 32 percent since Spire’s last general rate filing test year ended September 30, 2022, reflecting the significant investment made in infrastructure upgrades and other systems. Among other things, the filing proposes changes in recovery mechanisms to address the impacts of both recent weather trends and customer usage patterns, updates Spire Missouri’s cost of capital, and further aligns the tariffs of its service areas. The filing assumes a common equity ratio of 55.0% and a 10.5% return on equity. Certain measures, such as rate base, capital structure and operating costs may be updated over the course of the rate proceeding. On April 23, the Staff of the MoPSC filed its direct testimony in the case which advocates a gross base rate revenue increase of $246.2 (including an incremental $41.6 estimate for the true-up period) based upon a recommended common equity ratio of 53.2% and a 9.63% return on equity applied to a rate base of $3,939.8 as of December 31, 2024. Additional intervenors have also filed initial testimony advocating a lower revenue increase. Additional rounds of testimony are authorized pursuant to the procedural schedule established on January 9, 2025, and an evidentiary hearing will be held August 4-13, 2025. In accordance with Missouri law, the MoPSC has 11 months to consider this filing.

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. On January 17, 2025, Spire Missouri initiated an ISRS case reflecting eligible capital projects from September 2024 through February 2025 (including estimates for January and February). On April 17, the MoPSC Staff recommended an increase of $19.0.

On November 1, 2023, Spire Missouri filed a revised tariff sheet docket (GR-2023-0217) for the Missouri East and Missouri West PGA rider covering the 2022-2023 period reflecting changes to its ACA. On December 13, 2024, the MoPSC staff issued its recommendation and memorandum in the case. Spire filed its response to the recommendations and proposed a settlement conference be held between the parties. The MoPSC approved a full and unanimous stipulation and agreement on March 26, 2025, with no material impact on historically reported results.

Spire Alabama

The Rate Stabilization and Equalization (RSE) mechanism, which requires Spire Alabama to file an annual rate review based on the utility’s budget for the upcoming fiscal year, was last renewed in 2022, and absent a Commission order modifying Spire Alabama’s tariff, the existing RSE terms shall continue in effect beyond September 30, 2025. RSE requires Spire Alabama to file an annual rate review based on the utility’s budget for the upcoming fiscal year. Filings are reviewed by the APSC and Office of the Attorney General and approved by the APSC. Revenue requirements are calculated to include Spire Alabama’s anticipated cost of service in addition to an updated return on common equity (RCE) within the allowed range. Rates are set by allocating the revenue requirements among the volumes budgeted for each of Spire Alabama’s customer classes. In addition, the utility is subject to points of test to periodically measure whether fiscal year earnings are projected to be above the allowed RCE range. If so, a revenue adjustment is recorded and the excess is returned to customers as stipulated by the APSC as a rate reduction commonly referred to as an “RSE giveback.”

In October 2023, Spire Alabama made its annual RSE rate filing presenting the utility’s budget for the fiscal year ended September 30, 2024, and new rates designed to provide an annualized revenue increase of $14.3 became effective January 1, 2024. At the September 30, 2024 point of test, the RCE was above the allowed range, resulting in an annualized refund of $4.0 accrued at year end and reflected in a rate reduction effective December 1, 2024. On October 24, 2024, Spire Alabama made its annual RSE rate filing, presenting the utility’s preliminary budget for the fiscal year ending September 30, 2025. The final budget was filed and approved on November 26, 2024. No adjustment to the rates that were effective December 1, 2024 was required. Based on results through March 31, 2025, the March point of test for Spire Alabama was in the allowed range.

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

Spire Gulf operates under an RSE mechanism similar to that of Spire Alabama. In the fiscal year ended September 30, 2023, Spire Gulf's September RSE point of test reflected that its actual RCE exceeded the allowed RCE, resulting in an annualized refund of $2.0 that reduced rates effective December 1, 2023. In October 2023, Spire Gulf made its annual RSE filing, presenting the utility’s budget for the fiscal year ended September 30, 2024, and new rates designed to provide an annualized revenue increase of $2.7 became effective December 13, 2023. On October 25, 2024, Spire Gulf made its annual RSE rate filing, presenting the utility’s preliminary budget for the fiscal year ending September 30, 2025. The final budget was filed and approved on December 2, 2024, reflecting an approved increase in annual revenues of $1.3, with new rates effective December 4, 2024.

The Mississippi Public Service Commission (MSPSC) approved stipulation agreements between the Mississippi Public Utility Staff (MPUS) and Spire Mississippi that provided for increased annual revenues of $1.0 and $0.6 through rates effective on January 1, 2024 and 2025, respectively.

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through October 11, 2029. The loan agreement has an aggregate credit commitment of $1,500.0, including sublimits of $525.0 for the Spire holding company, $700.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,500.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on March 31, 2025, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of March 31, 2025.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of March 31, 2025, $535.5 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Six Months Ended March 31, 2025
Highest borrowings outstanding	$1,223.0	$—	$615.0	$73.2	$1,223.0
Lowest borrowings outstanding	943.5	—	461.3	1.2	943.5
Weighted average borrowings	1,103.1	—	544.1	47.0	1,103.1
Weighted average interest rate	4.5%	0.0%	4.8%	4.8%	4.5%
As of March 31, 2025
Borrowings outstanding	$1,015.0	$—	$461.3	$41.8	$1,015.0
Weighted average interest rate	4.3%	0.0%	4.7%	4.7%	4.3%
As of September 30, 2024
Borrowings outstanding	$947.0	$—	$495.3	$48.4	$947.0
Weighted average interest rate	5.2%	0.0%	5.2%	5.2%	5.2%
As of March 31, 2024
Borrowings outstanding	$586.0	$200.0	$243.9	$37.4	$786.0
Weighted average interest rate	5.6%	6.3%	5.6%	5.6%	5.8%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of March 31, 2025, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Spire	$6.3	$4.0	$12.6	$7.8
Spire Missouri	1.2	1.1	2.4	2.3
Spire Alabama	1.0	0.4	1.8	0.8

On April 21, 2025, Spire Missouri entered into a Bond Purchase Agreement pursuant to which it will issue and sell, in a private placement, First Mortgage Bonds to bond purchasers for an aggregate principal amount of $150.0. The first tranche consists of $90.0 in aggregate principal, bears interest at 4.88% and matures on September 15, 2030. The second tranche consists of $60.0 in aggregate principal, bears interest at 5.12% and matures on September 15, 2032. Interest is payable semi-annually on March 15 and September 15 of each year. The bonds are senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its Mortgage and Deed of Trust. The bonds are secured by a first mortgage lien on substantially all the real properties of Spire Missouri, subject to limited exceptions. Spire Missouri anticipates using the proceeds for general corporate purposes.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2025, September 30, 2024, and March 31, 2024.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2025
Cash and cash equivalents	$15.2	$15.2	$15.2	$—
Notes payable	1,015.0	1,015.0	—	1,015.0
Long-term debt, including current portion	3,741.0	3,481.2	—	3,481.2
As of September 30, 2024
Cash and cash equivalents	$4.5	$4.5	$4.5	$—
Notes payable	947.0	947.0	—	947.0
Long-term debt, including current portion	3,746.4	3,600.3	—	3,600.3
As of March 31, 2024
Cash and cash equivalents	$25.6	$25.6	$25.6	$—
Notes payable	786.0	786.0	—	786.0
Long-term debt, including current portion	3,728.4	3,452.0	—	3,452.0

Spire Missouri
As of March 31, 2025
Notes payable – associated companies	$461.3	$461.3	$—	$461.3
Long-term debt	1,803.8	1,671.5	—	1,671.5
As of September 30, 2024
Notes payable – associated companies	$495.3	$495.3	$—	$495.3
Long-term debt	1,803.4	1,736.9	—	1,736.9
As of March 31, 2024
Notes payable	$200.0	$200.0	$—	$200.0
Notes payable – associated companies	243.9	243.9	—	243.9
Long-term debt, including current portion	1,786.2	1,649.4	—	1,649.4

Spire Alabama
As of March 31, 2025
Cash and cash equivalents	$3.3	$3.3	$3.3	$—
Notes payable – associated companies	41.8	41.8	—	41.8
Long-term debt, including current portion	746.5	687.8	—	687.8
As of September 30, 2024
Cash and cash equivalents	$1.5	$1.5	$1.5	$—
Notes payable – associated companies	48.4	48.4	—	48.4
Long-term debt, including current portion	746.3	711.8	—	711.8
As of March 31, 2024
Cash and cash equivalents	$1.8	$1.8	$1.8	$—
Notes payable – associated companies	37.4	37.4	—	37.4
Long-term debt	746.1	685.3	—	685.3

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of March 31, 2025, September 30, 2024, or March 31, 2024. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.6	$—	$—	$24.6
NYMEX/ICE natural gas contracts	17.5	—	(17.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	16.6	—	(16.6)	—
Natural gas commodity contracts	—	48.5	(3.6)	44.9
Other:
U.S. stock/bond mutual funds	22.0	—	—	22.0
U.S. bonds	15.6	—	—	15.6
Global bonds	4.5	—	—	4.5
Interest rate swaps	—	10.7	—	10.7
Total	$100.8	$59.2	$(37.7)	$122.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$4.0	$—	$(4.0)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	19.4	—	(19.3)	0.1
Natural gas commodity contracts	—	42.7	(3.6)	39.1
Total	$23.4	$42.7	$(26.9)	$39.2

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	(3.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	7.0	—	(7.0)	—
Natural gas commodity contracts	—	46.0	(3.5)	42.5
Other:
U.S. stock/bond mutual funds	17.9	—	—	17.9
U.S. bonds	21.9	—	—	21.9
Global bonds	5.9	—	—	5.9
Interest rate swaps	—	0.8	—	0.8
Total	$80.4	$46.8	$(13.9)	$113.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$13.6	$—	$(3.8)	$9.8
Gas Marketing:
NYMEX/ICE natural gas contracts	17.7	—	(17.7)	—
Natural gas commodity contracts	—	24.5	(3.5)	21.0
Other:
Interest rate swaps	—	1.5	—	1.5
Total	$31.3	$26.0	$(25.0)	$32.3

As of March 31, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$22.6	$—	$—	$22.6
NYMEX/ICE natural gas contracts	3.7	—	(3.7)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.6	—	(8.6)	—
Natural gas commodity contracts	-	62.2	(2.6)	59.6
Other:
U.S. stock/bond mutual funds	16.6	—	—	16.6
U.S. bonds	17.1	—	—	17.1
Global bonds	1.4	—	—	1.4
Interest rate swaps	—	29.0	—	29.0
Total	$70.0	$91.3	$(15.0)	$146.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	30.7	—	(30.7)	—
Natural gas commodity contracts	—	25.3	(2.6)	22.7
Total	$66.4	$25.3	$(69.0)	$22.7

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2025
ASSETS
U.S. stock/bond mutual funds	$24.6	$—	$—	$24.6
NYMEX/ICE natural gas contracts	17.5	—	(17.5)	—
Total	$42.1	$—	$(17.5)	$24.6
LIABILITIES
NYMEX/ICE natural gas contracts	$4.0	$—	$(4.0)	$—

As of September 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	(3.4)	—
Total	$27.7	$—	$(3.4)	$24.3
LIABILITIES
NYMEX/ICE natural gas contracts	$13.6	$—	$(3.8)	$9.8

As of March 31, 2024
ASSETS
U.S. stock/bond mutual funds	$22.6	$—	$—	$22.6
NYMEX/ICE natural gas contracts	3.7	—	(3.7)	—
Gasoline and heating oil contracts	—	0.1	(0.1)	—
Total	$26.3	$0.1	$(3.8)	$22.6
LIABILITIES
NYMEX/ICE natural gas contracts	$35.7	$—	$(35.7)	$—

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Spire
Service cost – benefits earned during the period	$4.3	$3.9	$8.8	$7.9
Interest cost on projected benefit obligation	5.8	6.6	11.8	13.4
Expected return on plan assets	(6.4)	(6.1)	(12.9)	(12.4)
Amortization of prior service credit	(1.2)	(1.2)	(2.3)	(2.3)
Amortization of actuarial loss	1.6	1.6	3.2	3.2
Subtotal	4.1	4.8	8.6	9.8
Regulatory adjustment	9.2	8.8	18.1	17.5
Net pension cost	$13.3	$13.6	$26.7	$27.3

Spire Missouri
Service cost – benefits earned during the period	$2.8	$2.6	$5.7	$5.2
Interest cost on projected benefit obligation	4.0	4.7	8.0	9.5
Expected return on plan assets	(4.3)	(4.2)	(8.8)	(8.5)
Amortization of prior service credit	(0.5)	(0.5)	(1.0)	(1.0)
Amortization of actuarial loss	1.0	1.4	2.0	2.9
Subtotal	3.0	4.0	5.9	8.1
Regulatory adjustment	7.4	6.3	14.8	12.6
Net pension cost	$10.4	$10.3	$20.7	$20.7

Spire Alabama
Service cost – benefits earned during the period	$1.3	$1.1	$2.7	$2.3
Interest cost on projected benefit obligation	1.2	1.2	2.5	2.5
Expected return on plan assets	(1.3)	(1.2)	(2.6)	(2.4)
Amortization of prior service credit	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of actuarial loss	0.6	0.3	1.2	0.5
Subtotal	1.2	0.8	2.6	1.7
Regulatory adjustment	1.6	2.3	2.9	4.5
Net pension cost	$2.8	$3.1	$5.5	$6.2

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and six months ended March 31, 2025 and 2024, no plans met the criteria for settlement accounting.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2025 contributions to Spire Missouri’s pension plans through March 31, 2025 were $26.7 to the qualified trusts and none to non-qualified plans. Fiscal 2025 contributions to the Spire Alabama pension plans through March 31, 2025 were $18.2. Contributions totaling $8.8 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2025. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2025 are anticipated to be $5.5.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Spire
Service cost – benefits earned during the period	$1.0	$1.0	$2.1	$2.1
Interest cost on accumulated postretirement benefit obligation	1.8	2.4	3.6	4.5
Expected return on plan assets	(4.2)	(4.2)	(8.4)	(8.2)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of actuarial gain	(1.5)	(1.1)	(3.0)	(2.1)
Subtotal	(2.9)	(1.8)	(5.7)	(3.5)
Regulatory adjustment	1.2	0.3	2.3	0.5
Net postretirement benefit income	$(1.7)	$(1.5)	$(3.4)	$(3.0)

Spire Missouri
Service cost – benefits earned during the period	$0.8	$0.9	$1.7	$1.8
Interest cost on accumulated postretirement benefit obligation	1.3	1.7	2.6	3.3
Expected return on plan assets	(2.7)	(2.7)	(5.5)	(5.4)
Amortization of prior service cost	—	0.1	0.1	0.3
Amortization of actuarial gain	(1.3)	(0.9)	(2.6)	(1.8)
Subtotal	(1.9)	(0.9)	(3.7)	(1.8)
Regulatory adjustment	1.6	0.7	3.2	1.3
Net postretirement benefit income	$(0.3)	$(0.2)	$(0.5)	$(0.5)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.1	$0.4	$0.3
Interest cost on accumulated postretirement benefit obligation	0.5	0.6	1.0	1.1
Expected return on plan assets	(1.4)	(1.3)	(2.7)	(2.6)
Amortization of prior service credit	—	—	(0.1)	(0.1)
Amortization of actuarial gain	(0.1)	(0.1)	(0.1)	(0.1)
Subtotal	(0.8)	(0.7)	(1.5)	(1.4)
Regulatory adjustment	(0.4)	(0.5)	(0.9)	(0.9)
Net postretirement benefit income	$(1.2)	$(1.2)	$(2.4)	$(2.3)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2025 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2025
Revenues from external customers	$970.1	$53.6	$27.1	$0.5	$—	$1,051.3
Intersegment revenues	0.1	—	11.3	4.4	(15.8)	—
Total Operating Revenues	970.2	53.6	38.4	4.9	(15.8)	1,051.3
Depreciation and amortization expense	69.5	0.3	3.8	0.1	—	73.7
Interest expense	33.8	—	1.3	24.5	(12.2)	47.4
Income tax expense (benefit)	45.2	3.3	4.9	(0.7)	—	52.7
Adjusted earnings (loss)	195.2	14.8	15.8	(11.4)	—	214.4
Capital expenditures	177.8	—	41.3	—	(0.5)	218.6

Three Months Ended March 31, 2024
Revenues from external customers	$1,072.4	$46.0	$10.0	$0.1	$—	$1,128.5
Intersegment revenues	0.3	—	11.5	4.0	(15.8)	—
Total Operating Revenues	1,072.7	46.0	21.5	4.1	(15.8)	1,128.5
Depreciation and amortization expense	65.4	0.4	3.0	0.1	—	68.9
Interest expense	38.3	—	2.0	22.3	(10.4)	52.2
Income tax expense	41.7	7.6	1.5	(1.4)	—	49.4
Adjusted earnings (loss)	188.0	15.5	3.8	(10.7)	—	196.6
Capital expenditures	137.3	—	46.0	—	(0.5)	182.8

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2025
Revenues from external customers	$1,583.6	$86.6	$49.4	$0.8	$—	$1,720.4
Intersegment revenues	0.1	—	22.5	8.8	(31.4)	—
Total Operating Revenues	1,583.7	86.6	71.9	9.6	(31.4)	1,720.4
Depreciation and amortization expense	137.6	0.7	7.5	0.2	—	146.0
Interest expense	68.9	—	2.5	49.3	(25.3)	95.4
Income tax expense (benefit)	61.3	4.1	8.7	(1.3)	—	72.8
Adjusted earnings (loss)	273.0	17.0	27.8	(22.3)	—	295.5
Capital expenditures	395.7	0.1	84.0	—	(0.6)	479.2

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2024
Revenues from external customers	$1,787.6	$82.3	$15.0	$0.2	$—	$1,885.1
Intersegment revenues	0.3	—	21.4	8.0	(29.7)	—
Total Operating Revenues	1,787.9	82.3	36.4	8.2	(29.7)	1,885.1
Depreciation and amortization expense	129.6	0.8	5.3	0.2	—	135.9
Interest expense	77.3	—	3.8	46.3	(24.6)	102.8
Income tax expense (benefit)	57.4	11.4	2.1	(0.5)	—	70.4
Adjusted earnings (loss)	263.8	22.7	6.2	(13.4)	—	279.3
Capital expenditures	312.2	—	98.0	—	(0.9)	409.3

The following table reconciles the Company’s adjusted earnings (loss) to net income (loss).

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net Income	$209.3	$204.3	$290.6	$289.4
Adjustments, pre-tax:
Fair value and timing adjustments	6.9	(10.2)	6.6	(15.4)
Acquisition and restructuring activities	—	—	—	1.9
Income tax adjustments	(1.8)	2.5	(1.7)	3.4
Adjusted Earnings	$214.4	$196.6	$295.5	$279.3

The Company’s total assets by segment were as follows:

	March 31,	September 30,	March 31,
	2025	2024	2024
Total Assets:
Gas Utility	$9,140.5	$8,767.2	$8,646.3
Gas Marketing	276.9	206.1	191.4
Midstream	963.2	903.4	845.2
Other	2,736.9	2,689.8	2,467.2
Eliminations	(1,770.8)	(1,705.8)	(1,438.7)
Total Assets	$11,346.7	$10,860.7	$10,711.4

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2025, are estimated at $1,642.2, $1,513.4, and $387.0 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.3 of capital to the partnerships as and when requested by the respective general partners. As of March 31, 2025, the total remaining unfunded commitment was $15.6.

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

In May 2023, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the second site, Station A, and developing the same for industrial purposes. Consequently, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. The site developer, Spire Missouri and the PRPs collectively designed a site investigation plan which was submitted to the MoDNR and approved by the agency on August 27, 2024. A lead environmental engineering firm is now managing the ongoing site investigation process.

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

Midstream

Spire’s midstream operations consist of Spire Storage West LLC, Spire Storage Salt Plains LLC (jointly, “Spire Storage”), Spire STL Pipeline LLC (“Spire STL Pipeline”), and Spire MoGas Pipeline LLC (“Spire MoGas Pipeline” or “MoGas”). MoGas, a 263-mile FERC-regulated natural gas pipeline and a connected 75-mile gas distribution system in Missouri, was acquired by Spire Midstream LLC, a subsidiary of Spire, on January 19, 2024. Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Charles County and St. Louis County, Missouri, including MoGas and Spire Missouri’s storage facility, and its operating revenue is derived primarily from Spire Missouri as its foundation shipper. Spire Storage is engaged in the storage of natural gas in both the western and midcontinent regions of the United States. Spire Storage West, located in Wyoming, consists of two storage fields operating under one FERC market-based rate tariff, while Spire Storage Salt Plains, located in Oklahoma, operates under intrastate jurisdiction with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services.

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

EARNINGS – THREE MONTHS ENDED March 31, 2025

This section contains discussion and analysis of the results for the three months ended March 31, 2025 compared to the results for the three months ended March 31, 2024, in total and by registrant and segment.

Spire

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended March 31, 2025
Net Income (Loss) [GAAP]	$195.2	$9.7	$15.8	$(11.4)	$209.3	$3.51
Adjustments, pre-tax:
Fair value and timing adjustments	—	6.9	—	—	6.9	0.12
Income tax adjustments*	—	(1.8)	—	—	(1.8)	(0.03)
Adjusted Earnings (Loss) [Non-GAAP]	$195.2	$14.8	$15.8	$(11.4)	$214.4	$3.60

Three Months Ended March 31, 2024
Net Income (Loss) [GAAP]	$188.3	$22.9	$3.8	$(10.7)	$204.3	$3.58
Adjustments, pre-tax:
Fair value and timing adjustments	(0.4)	(9.8)	—	—	(10.2)	(0.17)
Income tax adjustments*	0.1	2.4	—	—	2.5	0.04
Adjusted Earnings (Loss) [Non-GAAP]	$188.0	$15.5	$3.8	$(10.7)	$196.6	$3.45

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended March 31, 2025
Operating Income [GAAP]	$272.0	$12.4	$21.8	$0.2	$—	$306.4
Operation and maintenance expenses	122.8	6.7	9.8	4.6	(4.5)	139.4
Depreciation and amortization	69.5	0.3	3.8	0.1	—	73.7
Taxes, other than income taxes	75.1	0.7	1.1	—	—	76.9
Less: Gross receipts tax expense	(55.1)	(0.1)	—	—	—	(55.2)
Contribution Margin [Non-GAAP]	484.3	20.0	36.5	4.9	(4.5)	541.2
Natural gas costs	430.8	33.5	1.9	—	(11.3)	454.9
Gross receipts tax expense	55.1	0.1	—	—	—	55.2
Operating Revenues	$970.2	$53.6	$38.4	$4.9	$(15.8)	$1,051.3

Three Months Ended March 31, 2024
Operating Income (Loss) [GAAP]	$261.8	$30.0	$7.4	$(0.6)	$—	$298.6
Operation and maintenance expenses	121.6	6.2	9.4	4.7	(4.1)	137.8
Depreciation and amortization	65.4	0.4	3.0	0.1	—	68.9
Taxes, other than income taxes	80.7	0.5	1.1	(0.1)	0.2	82.4
Less: Gross receipts tax expense	(59.9)	(0.1)	—	—	—	(60.0)
Contribution Margin [Non-GAAP]	469.6	37.0	20.9	4.1	(3.9)	527.7
Natural gas costs	543.2	8.9	0.6	—	(11.9)	540.8
Gross receipts tax expense	59.9	0.1	—	—	—	60.0
Operating Revenues	$1,072.7	$46.0	$21.5	$4.1	$(15.8)	$1,128.5

Select variances for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2025 Versus Fiscal 2024	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income (Loss)	$6.9	$(13.2)	$12.0	$(0.7)	$5.0
Adjusted Earnings (Loss) [Non-GAAP]	7.2	(0.7)	12.0	(0.7)	17.8
Operating Revenues	(102.5)	7.6	16.9	0.8	(77.2)
Contribution Margin [Non-GAAP]	14.7	(17.0)	15.6	0.2	13.5
Operation and Maintenance Expenses	1.2	0.5	0.4	(0.5)	1.6
Interest Expense					(4.8)
Other Income					(4.3)
Income Tax					3.3

The decrease in interest expense reflects lower effective interest rates on long-term and short-term debt that more than offset higher average levels of debt in the current year. Weighted-average short-term interest rates were 4.5% in the current-year quarter versus 5.8% in the prior-year quarter.

Other income decreased $4.3 versus the prior-year quarter, $5.2 after removing the $0.9 benefit attributable to the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income. The principal drivers of the decline were a decline of gas carrying cost credits at Spire Missouri, and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

Gas Utility

For the quarter ended March 31, 2025, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $6.9 and $7.2, respectively. The quarterly change in net income was driven by the $7.7 growth of Spire Missouri, which offset slightly lower performance by Spire Alabama and Spire EnergySouth.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	$(137.0)
Spire Missouri – Volumetric usage net of weather mitigation	6.5
Spire Alabama – Volumetric usage	9.5
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	8.7
Spire Alabama – Annual RSE rate update	5.9
All other factors (net)	3.9
Total Variation	$(102.5)

The primary driver of the current year decrease in revenue was the $137.0 impact of lower gas cost recoveries across all utilities, driven principally by lower PGA rates at Spire Missouri. These reductions were only partly offset by higher volumetric usage, current year ISRS billings and favorable net RSE adjustments at Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – ISRS	$8.7
Spire Missouri – Volumetric usage $28.4 net of weather mitigation($21.9)	6.5
Spire Alabama – Volumetric usage $2.7 net of weather mitigation ($9.8)	(7.1)
Spire Alabama – Annual rate update	5.7
All other factors (net)	0.9
Total Variation	$14.7

Contribution margin increased $14.7 versus the prior-year quarter. Contribution margin benefited from the $8.7 Spire Missouri ISRS growth and $6.5 favorable volumetric impact of Spire Missouri. The current year period also benefited from Spire Alabama’s annual rate update, which includes the benefit of the reversal of the $4.1 customer refund provision that was recorded in the first quarter of the current fiscal year. These favorable impacts more than offset the $7.1 net unfavorable impact of weather-mitigated volume margins at Spire Alabama.

Reported operation and maintenance (“O&M”) expenses for the three months ended March 31, 2025 were $1.2 higher than the prior-year quarter. Excluding the impact of the NSC Transfer, O&M expenses were $0.2 higher than the prior-year quarter, as lower expense levels for Administrative and General (“A&G”) and support functions resulting from customer affordability initiatives implemented last year were more than offset by higher field operations costs and bad debt expense.

Taxes, other than income taxes, decreased $5.6, primarily due to lower gross receipt taxes resulting from lower revenues. Depreciation and amortization expenses for the quarter ended March 31, 2025 were $4.1 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense decreased $4.5, with both Spire Missouri and Spire Alabama benefiting from lower average short-term interest rates in the current year. The benefit of gas carrying cost credits at Spire Missouri, included in other income, decreased $3.2 versus the corresponding prior-year quarter.

Gas Marketing

Including $12.5 (after-tax) unfavorable mark-to-market activity, net income decreased $13.2. The $0.7 quarter-over-quarter decrease in adjusted earnings primarily reflects reduced volatility in regional basis differentials combined with higher transportation and storage fees.

Contribution margin decreased $17.0 versus the prior-year quarter, reflecting the $16.7 (pre-tax) unfavorable mark-to-market activity. Excluding this impact, contribution margin decreased $0.3, reflecting the unfavorable drivers noted above. O&M expenses were slightly higher than prior-year levels, the result of higher spend on outside services in the current year.

Midstream

Net income and adjusted earnings for the Company’s Midstream segment for the quarter ended March 31, 2025 versus the prior-year quarter increased $12.0, respectively. The increase was driven by higher Spire Storage earnings, reflecting increased asset optimization, additional storage capacity and contract renewals at higher rates.

Revenues in the current quarter increased $16.9 versus the prior-year quarter, reflecting the higher rates and activity with storage. O&M expenses were up $0.4 over the prior-year period, due primarily to costs associated with the higher storage activity in the current year.

Other

The Company’s other activities generated an $11.4 loss in the three months ended March 31, 2025, in line with prior-year performance. Higher interest expense in the current year was mostly offset by lower corporate expenses.

Spire Missouri

	Three Months Ended March 31,
	2025	2024
Operating Income [GAAP]	$154.0	$141.3
Operation and maintenance expenses	77.8	78.6
Depreciation and amortization	47.0	43.1
Taxes, other than income taxes	55.4	59.8
Less: Gross receipts tax expense	(39.9)	(44.0)
Contribution Margin [Non-GAAP]	294.3	278.8
Natural gas costs	337.4	443.7
Gross receipts tax expense	39.9	44.0
Operating Revenues	$671.6	$766.5
Net Income	$112.9	$105.2

Revenues for the quarter ended March 31, 2025 were $94.9 lower than the comparable prior-year period. Lower PGA gas costs reduced gas cost recoveries by $113.0. This reduced revenue driver also resulted in reduced gross receipts taxes of $4.1. These negative impacts were only partly offset by $8.7 incremental ISRS revenues, $7.3 attributable to higher off-system sales and favorable volume impacts of $6.5 in the current-year quarter.

Contribution margin for the three months ended March 31, 2025 increased $15.5 from the same period in the prior year, primarily due to the $8.7 incremental ISRS billings and favorable $28.4 volumetric usage net of ($21.9) weather mitigation.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2025 were 0.6% colder than normal and 17.8% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 731.1 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 640.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 25.9 million CCF for the current-year quarter, compared with 21.6 million CCF a year ago.

O&M expenses for the current-year quarter decreased $0.8 versus the prior-year quarter. Excluding the impact of the NSC Transfer, O&M expenses were $1.9 lower than the prior-year quarter, as lower expense levels for A&G and support functions resulting from customer affordability initiatives implemented last year were partially offset by bad debt expense.

Depreciation and amortization expenses increased $3.9 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes decreased $4.4 driven by lower pass-through gross receipts taxes.

Other income declined by $4.2 versus the prior-year quarter, primarily driven by the decrease in gas carrying cost credits of $3.2 and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts. Interest expense decreased $3.0, primarily reflecting lower average short-term interest rates in the current year.

Resulting net income for the quarter ended March 31, 2025 increased $7.7 versus the prior-year quarter.

Spire Alabama

	Three Months Ended March 31,
	2025	2024
Operating Income [GAAP]	$100.6	$102.4
Operation and maintenance expenses	37.6	35.4
Depreciation and amortization	17.9	18.2
Taxes, other than income taxes	16.7	17.9
Less: Gross receipts tax expense	(13.4)	(14.1)
Contribution Margin [Non-GAAP]	159.4	159.8
Natural gas costs	79.6	85.6
Gross receipts tax expense	13.4	14.1
Operating Revenues	$252.4	$259.5
Net Income	$70.0	$70.7

Operating revenues for the three months ended March 31, 2025 decreased $7.1 from the same period in the prior year. The decrease in operating revenue was principally due to a $24.0 decrease in gas cost recovery. This reduction was only partly offset by a $9.5 increase due to volumetric usage, and favorable RSE adjustments of $5.9.

Contribution margin was slightly below the prior-year quarter, as favorable RSE adjustments, including the benefit of the reversal of the $4.1 customer refund provision that was recorded in the first quarter of the current fiscal year, and higher off-system sales were offset by the net unfavorable impact of weather-mitigated volume margins.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2025, were 0.7% colder than normal, and 7.6% colder than a year ago. Spire Alabama’s total system volume sold and transported were 344.8 million CCF for the three months ended March 31, 2025, compared with 322.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 18.8 million CCF for the current-year quarter, compared with 7.4 million CCF off-system volume sold and transported in last year’s second quarter.

Reported O&M expenses for the three months ended March 31, 2025 increased $2.2 versus the prior-year quarter. After excluding the impact of the NSC Transfer, O&M expenses in the current year quarter were $2.4 higher than the corresponding prior year period. Higher field operations costs and bad debt expense were only partly offset by lower A&G and support function costs resulting from customer affordability initiatives implemented last year.

Interest expense for the current-year quarter decreased $0.9 versus the prior-year quarter, primarily the result of lower short-term borrowings, combined with lower short-term interest rates.

For the quarter ended March 31, 2025, resulting net income decreased $0.7 versus the prior-year quarter.

EARNINGS – SIX MONTHS ENDED March 31, 2025

This section contains discussion and analysis of the results for the six months ended March 31, 2025 compared to the results for the six months ended March 31, 2024, in total and by registrant and segment.

Spire

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Six Months Ended March 31, 2025
Net Income (Loss) [GAAP]	$273.0	$12.1	$27.8	$(22.3)	$290.6	$4.86
Adjustments, pre-tax:
Fair value and timing adjustments	—	6.6	—	—	6.6	0.12
Income tax effect of adjustments*	—	(1.7)	—	—	(1.7)	(0.03)
Adjusted Earnings (Loss) [Non- GAAP]	$273.0	$17.0	$27.8	$(22.3)	$295.5	$4.95

Six Months Ended March 31, 2024
Net Income (Loss) [GAAP]	$263.8	$34.3	$4.7	$(13.4)	$289.4	$5.14
Adjustments, pre-tax:
Fair value and timing adjustments	—	(15.4)	—	—	(15.4)	(0.27)
Acquisition activities	—	—	1.9	—	1.9	0.03
Income tax effect of adjustments*	—	3.8	(0.4)	—	3.4	0.06
Adjusted Earnings (Loss) [Non- GAAP]	$263.8	$22.7	$6.2	$(13.4)	$279.3	$4.96

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Six Months Ended March 31, 2025
Operating Income [GAAP]	$399.8	$15.1	$39.1	$1.2	$—	$455.2
Operation and maintenance expenses	237.8	10.7	20.8	8.2	(8.8)	268.7
Depreciation and amortization	137.6	0.7	7.5	0.2	—	146.0
Taxes, other than income taxes	123.1	0.6	1.9	—	—	125.6
Less: Gross receipts tax expense	(81.8)	(0.2)	—	—	—	(82.0)
Contribution Margin [Non-GAAP]	816.5	26.9	69.3	9.6	(8.8)	913.5
Natural gas costs	685.4	59.5	2.6	—	(22.6)	724.9
Gross receipts tax expense	81.8	0.2	—	—	—	82.0
Operating Revenues	$1,583.7	$86.6	$71.9	$9.6	$(31.4)	$1,720.4

Six Months Ended March 31, 2024
Operating Income (Loss) [GAAP]	$384.1	$44.7	$10.7	$(1.7)	$—	$437.8
Operation and maintenance expenses	238.3	10.6	18.0	9.7	(8.1)	268.5
Depreciation and amortization	129.6	0.8	5.3	0.2	—	135.9
Taxes, other than income taxes	132.3	0.8	1.8	—	0.2	135.1
Less: Gross receipts tax expense	(90.9)	(0.2)	—	—	—	(91.1)
Contribution Margin [Non-GAAP]	793.4	56.7	35.8	8.2	(7.9)	886.2
Natural gas costs	903.6	25.4	0.6	—	(21.8)	907.8
Gross receipts tax expense	90.9	0.2	—	—	—	91.1
Operating Revenues	$1,787.9	$82.3	$36.4	$8.2	$(29.7)	$1,885.1

Select variances for the six m0nths ended March 31, 2025 compared to the six months ended March 31, 2024 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2025 Versus Fiscal 2024	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income (Loss)	$9.2	$(22.2)	$23.1	$(8.9)	$1.2
Adjusted Earnings (Loss) [Non-GAAP]	9.2	(5.7)	21.6	(8.9)	16.2
Operating Revenues	(204.2)	4.3	35.5	(0.3)	(164.7)
Contribution Margin [Non-GAAP]	23.1	(29.8)	33.5	0.5	27.3
Operation and Maintenance Expenses	(0.5)	0.1	2.8	(2.2)	0.2
Interest Expense					(7.4)
Other Income					(21.2)
Income Tax					2.4

The decrease in interest expense reflects lower effective interest rates that more than offset higher average levels of debt in the current year. Weighted-average short-term interest rates were 4.5% in the current-year period versus 5.8% in the prior-year period.

Other income decreased $21.2 versus the prior-year period, $20.8 excluding the impact of the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income. The principal drivers of the decline was a one-time $8.2 pre-tax hedging gain recognized in the prior year period, a decline of gas-carrying cost credits at Spire Missouri of $7.1, and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

Gas Utility

For the year-to-date ended March 31, 2025, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $9.2, respectively. The year-to-date change in net income was driven by the combined improved performance of Spire Alabama and Spire EnergySouth totaling $5.1, and a $4.1 increase at Spire Missouri.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery) due to volume	$(238.3)
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	15.7
Spire Missouri and Spire Alabama – Off-system sales and capacity release	14.9
Spire Missouri – Volumetric usage net of weather mitigation	3.1
Spire Alabama – Volumetric usage	6.5
Spire Alabama – RSE adjustments, net	5.3
All other factors	(11.4)
Total Variation	$(204.2)

The primary driver of the current year decrease in revenue was the $238.3 impact of lower gas cost recoveries across all utilities, driven principally by lower PGA rates at Spire Missouri. These reductions were only partly offset by higher current year ISRS billings and higher off-system sales, impacts of Spire Alabama’s volumetric usage, Spire Missouri weather-mitigated volume, and favorable Spire Alabama RSE adjustments.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	15.7
Spire Alabama – RSE adjustments, net	5.1
Spire Missouri – Volumetric usage $26.6 net of weather mitigation ($23.5)	3.1
Spire Missouri and Spire Alabama – Off-system sales and capacity release	1.7
Spire Alabama – Volumetric usage $1.9 net of weather mitigation ($6.0)	(4.1)
All other factors	1.6
Total Variation	$23.1

Contribution margin increased $23.1 versus the comparable prior-year period. Contribution margin benefited from the $15.7 Spire Missouri ISRS growth, $5.1 of growth from Spire Alabama’s RSE adjustments, Spire Missouri volumetric usage net of weather mitigation, and higher off-system sales. These favorable impacts more than offset the $4.1 negative impact of Spire Alabama’s volume usage net of weather mitigation adjustments.

Reported operation and maintenance (“O&M”) expenses for the six months ended March 31, 2025 were $0.5 lower than the six months ended March 31, 2024. Excluding the impact of the NSC Transfer, O&M expenses were $0.4 lower than the prior-year period. Higher bad debt expense was more than offset by lower A&G and support function costs resulting from customer affordability initiatives implemented last year.

Taxes, other than income taxes, decreased $9.2, primarily due to lower gross receipt taxes resulting from lower revenues. Depreciation and amortization expenses for the quarter ended March 31, 2025 were $8.0 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense decreased $8.4, with both Spire Missouri and Spire Alabama benefiting from lower average short-term interest rates in the current year. The benefit of gas carrying cost credits at Spire Missouri, included in other income, decreased $7.1 versus the corresponding prior-year period.

Gas Marketing

Net income and net adjusted earnings decreased $22.2 and $5.7, respectively, versus the prior-year period. The decrease in adjusted earnings primarily reflects reduced volatility in regional basis differentials combined with higher transportation and storage fees.

Contribution margin decreased $29.8 versus the prior-year period, reflecting $22.0 (pre-tax) unfavorable mark-to-market activity. Excluding this impact, contribution margin decreased $7.8, reflecting the unfavorable drivers noted above. O&M expenses were slightly higher than prior-year levels, the result of marginally higher employee-related costs in the current year.

Midstream

Net income and adjusted earnings for the Company’s Midstream segment for the six months ended March 31, 2025 versus the comparable prior-year period increased $23.1 and $21.6, respectively. The increase was driven by higher Spire Storage earnings, reflecting increased asset optimization, additional storage capacity and contract renewals at higher rates, combined with the acquisition of MoGas in the second quarter of the prior year.

Revenues in the current year increased $35.5 versus the prior-year period, reflecting the higher rates and activity with storage. O&M expenses were up $2.8 year-over-year, due primarily to costs associated with the higher storage activity in the current year, combined with non-recurring Spire MoGas acquisition costs of $1.9 in the prior year.

Other

The Company’s other activities generated a $22.3 loss in the six months ended March 31, 2025. The major contributor to this variance was the $8.2 pre-tax ($6.3 after-tax) interest rate swap gain in the prior year that did not repeat. The remaining variance was mostly a result of higher interest expense in the current year that was only partly offset by lower corporate expenses.

Spire Missouri

	Six Months Ended March 31,
	2025	2024
Operating Income [GAAP]	$239.4	$228.6
Operation and maintenance expenses	154.0	153.5
Depreciation and amortization	92.7	85.2
Taxes, other than income taxes	92.0	98.3
Less: Gross receipts tax expense	(59.4)	(66.5)
Contribution Margin [Non-GAAP]	518.7	499.1
Natural gas costs	551.0	736.3
Gross receipts tax expense	59.4	66.5
Operating Revenues	$1,129.1	$1,301.9
Net Income	$166.3	$162.2

Revenues for the six months ended March 31, 2025 were $172.8 lower than the comparable prior-year period. Lower unit gas costs reduced gas cost recoveries by $198.1. This reduced revenue driver also resulted in reduced gross receipts taxes of $7.1. These negative impacts were only partly offset by $15.7 incremental ISRS revenues, $13.1 attributable to higher off-system sales in the current-year, and increased weather-mitigated customer usage of $3.1 versus the prior-year period.

Contribution margin for the six months ended March 31, 2025 increased $19.6 from the same period in the prior year, primarily due to the $15.7 incremental ISRS billings and favorable $3.1 weather-mitigated customer usage impact.

Degree days in Spire Missouri’s service areas during the six months ended March 31, 2025 were 7.1% warmer than normal, though 10.6% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 1,181.7 million centum (Latin for “hundred”) cubic feet (CCF) for the current year, compared with 1,090.4 million CCF for the same period in the prior year. Total off-system volume sold and transported were 47.9 million CCF for the current-year, compared with 23.8 million CCF a year ago.

O&M expenses for the six months ended March 31, 2025 increased $0.5 versus the corresponding prior-year period. Excluding the NSC Transfer impact, O&M expense decreased $1.0. Lower A&G and support function costs resulting from customer affordability initiatives implemented last year more than offset higher bad debt expense.

Depreciation and amortization expenses increased $7.5 versus the comparable prior-year period due to ongoing capital investments. Taxes, other than income taxes decreased $6.3, driven by lower pass-through gross receipts taxes.

Other income declined by $9.9 versus the prior-year period, primarily driven by the decrease in gas carrying cost credits of $7.1 and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts. Interest expense decreased $5.6, primarily reflecting lower average short-term interest rates in the current year.

Resulting net income for the six months ended March 31, 2025 increased $4.1 versus the six months ended March 31, 2024.

Spire Alabama

	Six Months Ended March 31,
	2025	2024
Operating Income [GAAP]	$130.0	$126.4
Operation and maintenance expenses	69.5	69.6
Depreciation and amortization	35.7	36.1
Taxes, other than income taxes	25.3	28.1
Less: Gross receipts tax expense	(19.1)	(21.0)
Contribution Margin [Non-GAAP]	241.4	239.2
Natural gas costs	112.3	141.4
Gross receipts tax expense	19.1	21.0
Operating Revenues	$372.8	$401.6
Net Income	$85.7	$81.8

Operating revenues for the six months ended March 31, 2025 decreased $28.8 from the same period in the prior year. The decrease in operating revenue was principally due to a $40.2 decrease in gas cost recovery, combined with lower gross receipts taxes totaling $1.9. These negative impacts were only partly offset by volumetric usage totaling $6.5, and favorable RSE adjustments of $5.3.

Contribution margin was $2.2 higher versus the prior-year period, driven primarily by a favorable $5.1 RSE update and higher off-system sales, partially offset by net unfavorable volume usage and weather mitigation adjustments of $4.1.

As measured in degree days, temperatures in Spire Alabama’s service area during the six months ended March 31, 2025, were 5.4% warmer than normal, but 3.7% colder than a year ago. Spire Alabama’s total system volume sold and transported were 604.6 million CCF for the six months ended March 31, 2025, compared with 552.0 million CCF for the same period in the prior year. Total off-system volume sold and transported were 35.5 million CCF for the current-year period, compared with 33.9 million CCF off-system volume sold and transported in the prior year period.

Reported O&M expenses for the six months ended March 31, 2025 were flat versus the comparable prior-year period. After excluding the impact of the NSC Transfer, O&M expenses in the current year were $1.4 higher than the corresponding prior year period. Higher field operations costs and bad debt expense were only partially offset by Lower A&G and support function costs resulting from customer affordability initiatives implemented last year.

Interest expense for the current-year decreased $2.4 versus the prior year, primarily the result of lower short-term borrowings combined with lower short-term interest rates.

For the six months ended March 31, 2025, resulting net income increased $3.9 versus the six months ended March 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Six Months Ended March 31,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$453.8	$559.4
Net cash used in investing activities	(477.3)	(583.9)
Net cash provided by financing activities	34.6	45.1

For the six months ended March 31, 2025, net cash from operating activities decreased $105.6 from the corresponding period of fiscal 2024. The key drivers of the unfavorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

For the six months ended March 31, 2025, net cash used in investing activities was $106.6 less than the same period in the prior year due to payments for business acquisitions (net of cash acquired) of $177.4 for MoGas in the prior year. However, total capital expenditures were $69.9 higher than last year, with a $83.5 spending increase in the Utilities driven by infrastructure upgrades, advanced meter installations, and new business offset by a $14.6 spending decrease for Midstream.

Lastly, for the six months ended March 31, 2025, net cash provided by financing activities decreased $10.5 versus the six months ended March 31, 2024. In the first half of fiscal 2025, there was a $61.0 increase of debt, while debt decreased $151.1 in the first half of fiscal 2024. The relative cash inflow of those changes was fully offset by a $211.2 decrease in cash inflow from the issuance of common stock partially offset by a net increase in cash outflow from dividends paid on common stock of $9.5 this year.

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

Spire’s material cash requirements as of March 31, 2025, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. There were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Total Company capital expenditures are planned to be $840 for fiscal 2025.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to credit and capital markets and will have sufficient liquidity and capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). As of March 31, 2025, the debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB	Baa2
Spire Inc. preferred stock	BBB-	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	BBB+	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of March 31, 2025.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire’s $1,500.0 revolving credit facility. For information about these resources, see Note 6, Financing, of the Notes to Financial Statements in Item 1 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 48% equity at March 31, 2025 and 46% equity at September 30, 2024, respectively. At March 31, 2025, Spire had outstanding principal of long-term debt totaling $3,764.1, of which $1,818.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $216.1 was issued by other subsidiaries.

Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. As of March 31, 2025, approximately $775.4 may still be issued under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 201,834 and 218,141 shares at March 31, 2025 and September 30, 2024, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 9, 2025.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the six months ended March 31, 2025.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2025, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At March 31, 2025, the following swaps were outstanding:

Fiscal Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2025 Mark-to- Market (Loss) Gain	Net Asset
Q3 2023	10	$25.0	3.0180%	$0.9	$1.7
Q1 2024	10	25.0	3.4000%	0.9	0.9
Q1 2024	10	25.0	3.5350%	0.9	0.7
Q1 2024	10	25.0	3.4500%	0.9	0.8
Q1 2024	10	25.0	3.5250%	0.9	0.7
Q4 2024	10	25.0	3.5410%	0.8	0.6
Q4 2024	10	25.0	3.5520%	0.9	0.6
Q4 2024	10	25.0	3.4260%	0.9	0.9
Q4 2024	10	25.0	3.5770%	0.9	0.6
Q4 2024	10	25.0	3.4500%	0.9	0.8
Q4 2024	10	25.0	3.3500%	0.9	1.0
Q1 2025	1.5	125.0	3.5670%	0.5	0.5
Q1 2025	1.5	225.0	3.5670%	0.9	0.9
		$625.0		$11.2	$10.7

The two interest rate swaps entered into during the first quarter of fiscal 2025 are hedging $350.0 of the Company's short-term commercial paper program. As of March 31, 2025, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $11.2 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2025 – January 31, 2025	364	$68.40	—	—
February 1, 2025 – February 28, 2025	—	—	—	—
March 1, 2025 – March 31, 2025	1,758	78.22	—	—
Total	2,122	76.54	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2025, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended March 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	April 30, 2025	By:	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	April 30, 2025	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	April 30, 2025	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)