Form 10-Q
period 2025-06-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2025-08-05
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 31, 2025, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	59,025,080
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,822
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment

ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization

Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission

Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ISRS	Infrastructure System Replacement Surcharge	Spire MoGas Pipeline or MoGas	Spire MoGas Pipeline LLC, a 263-mile FERC-regulated natural gas pipeline, together with Omega Pipeline, a connected 75-mile gas distribution system in Missouri

Midstream	Segment including Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline	Spire STL Pipeline	Spire STL Pipeline LLC, a 65-mile FERC-regulated natural gas pipeline it constructed and operates to deliver natural gas into eastern Missouri

MoPSC	Missouri Public Service Commission	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC

MSPSC	Mississippi Public Service Commission	U.S.	United States

O&M	Operation and maintenance	Utilities	Spire Missouri, Spire Alabama and the subsidiaries of Spire EnergySouth

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Operating Revenues	$421.9	$414.1	$2,142.3	$2,299.2
Operating Expenses:
Natural gas	103.2	140.9	828.1	1,048.7
Operation and maintenance	130.6	126.7	399.3	395.2
Depreciation and amortization	75.7	71.4	221.7	207.3
Taxes, other than income taxes	43.2	44.4	168.8	179.5
Total Operating Expenses	352.7	383.4	1,617.9	1,830.7
Operating Income	69.2	30.7	524.4	468.5
Interest Expense, Net	49.9	48.8	145.3	151.6
Other Income, Net	4.6	2.4	8.2	27.2
Income (Loss) Before Income Taxes	23.9	(15.7)	387.3	344.1
Income Tax Expense (Benefit)	3.0	(3.1)	75.8	67.3
Net Income (Loss)	20.9	(12.6)	311.5	276.8
Provision for preferred dividends	3.7	3.7	11.1	11.1
Income allocated to participating securities	—	—	0.4	0.4
Net Income (Loss) Available to Common Shareholders	$17.2	$(16.3)	$300.0	$265.3

Weighted Average Number of Common Shares Outstanding:
Basic	58.9	57.7	58.3	55.6
Diluted	59.1	57.7	58.5	55.7
Basic Earnings (Loss) Per Common Share	$0.29	$(0.28)	$5.14	$4.77
Diluted Earnings (Loss) Per Common Share	$0.29	$(0.28)	$5.13	$4.76

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net Income (Loss)	$20.9	$(12.6)	$311.5	$276.8
Other Comprehensive Income (Loss) , Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	1.6	4.3	13.8	(2.0)
Amounts reclassified into net income	(1.3)	(1.7)	(3.7)	(11.3)
Net gain (loss) on cash flow hedging derivative instruments	0.3	2.6	10.1	(13.3)
Net gain on defined benefit pension and other postretirement plans	—	1.0	0.6	1.1
Net unrealized gain on available for sale securities	0.1	—	0.1	0.1
Other Comprehensive Income (Loss), Before Tax	0.4	3.6	10.8	(12.1)
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income (Loss)	2.6	0.6	2.4	(3.1)
Other Comprehensive (Loss) Income, Net of Tax	(2.2)	3.0	8.4	(9.0)
Comprehensive Income (Loss)	$18.7	$(9.6)	$319.9	$267.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2025	2024	2024
ASSETS
Utility Plant	$9,236.2	$8,779.1	$8,612.9
Less: Accumulated depreciation and amortization	2,571.8	2,535.8	2,510.4
Net Utility Plant	6,664.4	6,243.3	6,102.5
Non-utility Property (net of accumulated depreciation and amortization of $119.9, $96.8 and $90.1 at June 30, 2025, September 30, 2024, and June 30, 2024, respectively)	1,011.2	955.3	917.9
Other Investments	125.4	115.3	112.1
Total Other Property and Investments	1,136.6	1,070.6	1,030.0
Current Assets:
Cash and cash equivalents	13.1	4.5	7.4
Accounts receivable:
Utility	228.0	196.3	238.4
Other	163.8	112.5	113.4
Allowance for credit losses	(33.8)	(31.4)	(33.2)
Delayed customer billings	18.3	12.0	26.8
Inventories:
Natural gas	169.9	208.6	175.0
Propane gas	8.6	8.6	8.6
Materials and supplies	46.4	46.7	46.5
Regulatory assets	35.0	115.4	89.8
Prepayments	60.6	47.6	59.3
Other	70.2	50.5	93.8
Total Current Assets	780.1	771.3	825.8
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,293.4	1,251.8	1,282.8
Other	350.2	352.1	298.2
Total Deferred Charges and Other Assets	2,815.2	2,775.5	2,752.6
Total Assets	$11,396.3	$10,860.7	$10,710.9

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2025	2024	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at June 30, 2025, September 30, 2024, and June 30, 2024)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 59.0 million, 57.7 million, and 57.7 million shares issued and outstanding at June 30, 2025, September 30, 2024, and June 30, 2024, respectively)	59.0	57.7	57.7
Paid-in capital	1,979.2	1,902.2	1,901.5
Retained earnings	1,179.5	1,018.7	1,093.4
Accumulated other comprehensive income	20.5	12.1	38.6
Total Shareholders' Equity	3,480.2	3,232.7	3,333.2
Temporary equity	5.2	8.6	8.6
Long-term debt (less current portion)	3,498.4	3,704.4	3,422.3
Total Capitalization	6,983.8	6,945.7	6,764.1
Current Liabilities:
Current portion of long-term debt	392.5	42.0	307.0
Notes payable	1,009.5	947.0	771.0
Accounts payable	240.2	237.2	205.2
Advance customer billings	29.4	48.4	17.1
Wages and compensation accrued	39.6	51.5	41.5
Customer deposits	32.6	29.9	29.5
Taxes accrued	91.9	105.2	90.8
Regulatory liabilities	48.6	49.5	37.9
Other	202.2	193.2	209.8
Total Current Liabilities	2,086.5	1,703.9	1,709.8
Deferred Credits and Other Liabilities:
Deferred income taxes	900.4	808.4	819.6
Pension and postretirement benefit costs	105.0	146.7	128.5
Asset retirement obligations	598.6	579.9	596.0
Regulatory liabilities	582.0	535.5	547.5
Other	140.0	140.6	145.4
Total Deferred Credits and Other Liabilities	2,326.0	2,211.1	2,237.0
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$11,396.3	$10,860.7	$10,710.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2025:
Balance at March 31, 2025	59,014,597	$59.0	$242.0	$1,977.4	$1,207.6	$22.7	$3,508.7
Net Income	—	—	—	—	20.9	—	20.9
Dividend reinvestment plan	5,073	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock activity under stock-based compensation plans	708	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(54)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	1.2	—	1.2
Dividends declared:
Common stock ($0.785 per share)	—	—	—	—	(46.5)	—	(46.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(2.2)	(2.2)
Balance at June 30, 2025	59,020,324	$59.0	$242.0	$1,979.2	$1,179.5	$20.5	$3,480.2

Nine Months Ended June 30, 2025:
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7
Net income	—	—	—	—	311.5	—	311.5
Common stock issued	1,206,134	1.2	—	73.6	—	—	74.8
Dividend reinvestment plan	17,039	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	4.2	—	—	4.2
Stock activity under stock-based compensation plans	72,801	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(25,317)	—	—	(1.9)	—	—	(1.9)
Temporary equity adjustment to redemption value	—	—	—	—	(1.1)	—	(1.1)
Dividends declared:
Common stock ($2.355 per share)	—	—	—	—	(138.5)	—	(138.5)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive income, net of tax	—	—	—	—	—	8.4	8.4
Balance at June 30, 2025	59,020,324	$59.0	$242.0	$1,979.2	$1,179.5	$20.5	$3,480.2

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2024:
Balance at March 31, 2024	57,741,692	$57.7	$242.0	$1,899.7	$1,155.3	$35.6	$3,390.3
Net Income	—	—	—	—	(12.6)	—	(12.6)
Dividend reinvestment plan	6,600	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.4	—	—	1.4
Stock activity under stock-based compensation plans	(2,682)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(121)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	0.3	—	0.3
Dividends declared:
Common stock ($0.755 per share)	—	—	—	—	(45.9)	—	(45.9)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	3.0	3.0
Balance at June 30, 2024	57,745,489	$57.7	$242.0	$1,901.5	$1,093.4	$38.6	$3,333.2

Nine Months Ended June 30, 2024:
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	276.8	—	276.8
Common stock issued	4,490,282	4.4	—	281.6	—	—	286.0
Dividend reinvestment plan	19,811	—	—	1.2	—	—	1.2
Stock-based compensation costs	—	—	—	3.8	—	—	3.8
Stock activity under stock-based compensation plans	89,834	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,662)	—	—	(1.5)	—	—	(1.5)
Temporary equity adjustment to redemption value	—	—	—	—	(1.1)	—	(1.1)
Dividends declared:
Common stock ($2.265 per share)	—	—	—	—	(129.2)	—	(129.2)
Preferred stock ($1.10625 per depositary share)	—	—	—	—	(11.1)	—	(11.1)
Other comprehensive loss, net of tax	—	—	—	—	—	(9.0)	(9.0)
Balance at June 30, 2024	57,745,489	$57.7	$242.0	$1,901.5	$1,093.4	$38.6	$3,333.2

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2025	2024
Operating Activities:
Net income	$311.5	$276.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221.7	207.3
Deferred income taxes and investment tax credits	73.5	66.4
Changes in assets and liabilities:
Accounts receivable	(80.5)	(28.5)
Inventories	39.0	49.5
Regulatory assets and liabilities	95.5	343.2
Accounts payable	48.2	(24.5)
Delayed/advance customer billings, net	(25.4)	(8.6)
Taxes accrued	(12.0)	(15.5)
Other assets and liabilities	(94.8)	(42.6)
Other	6.2	6.0
Net cash provided by operating activities	582.9	829.5
Investing Activities:
Capital expenditures	(699.7)	(631.5)
Business acquisitions, net of cash acquired	—	(175.9)
Other	3.0	5.4
Net cash used in investing activities	(696.7)	(802.0)
Financing Activities:
Issuance of long-term debt	150.0	175.0
Repayment of long-term debt	(7.0)	(156.6)
Issuance (repayment) of short-term debt, net	62.5	(184.5)
Issuance of common stock	76.0	287.2
Dividends paid on common stock	(135.8)	(124.3)
Dividends paid on preferred stock	(11.1)	(11.1)
Other	(7.6)	(5.3)
Net cash provided by (used in) financing activities	127.0	(19.6)
Net Increase in Cash, Cash Equivalents, and Restricted Cash	13.2	7.9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	34.9	25.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$48.1	$33.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(131.1)	$(142.9)
Income taxes	(2.2)	(0.9)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating Revenues	$230.1	$248.8	$1,359.2	$1,550.7
Operating Expenses:
Natural gas	71.9	94.5	622.9	830.8
Operation and maintenance	74.1	72.8	228.1	226.3
Depreciation and amortization	47.7	44.0	140.4	129.2
Taxes, other than income taxes	31.7	32.7	123.7	131.0
Total Operating Expenses	225.4	244.0	1,115.1	1,317.3
Operating Income	4.7	4.8	244.1	233.4
Interest Expense, Net	24.3	25.3	74.3	80.9
Other Income, Net	2.7	1.8	5.7	14.7
(Loss) Income Before Income Taxes	(16.9)	(18.7)	175.5	167.2
Income Tax (Benefit) Expense	(3.9)	(1.9)	22.2	21.8
Net (Loss) Income	(13.0)	(16.8)	153.3	145.4
Other Comprehensive Income, Net of Tax	0.1	0.9	0.7	1.0
Comprehensive (Loss) Income	$(12.9)	$(15.9)	$154.0	$146.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2025	2024	2024
ASSETS
Utility Plant	$5,793.3	$5,420.2	$5,296.6
Less: Accumulated depreciation and amortization	1,089.8	1,086.0	1,073.5
Net Utility Plant	4,703.5	4,334.2	4,223.1
Other Property and Investments	73.6	70.1	69.4
Current Assets:
Cash and cash equivalents	—	—	1.3
Accounts receivable:
Utility	164.9	152.9	176.3
Associated companies	2.3	2.8	1.6
Other	33.0	22.2	18.4
Allowance for credit losses	(27.9)	(24.9)	(26.6)
Delayed customer billings	14.2	5.7	24.5
Inventories:
Natural gas	99.1	129.6	103.7
Propane gas	8.6	8.6	8.6
Materials and supplies	23.4	24.4	24.1
Regulatory assets	8.7	84.0	63.0
Prepayments	37.3	27.2	36.6
Total Current Assets	363.6	432.5	431.5
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	613.5	588.0	634.1
Other	194.6	193.6	144.8
Total Deferred Charges and Other Assets	1,018.3	991.8	989.1
Total Assets	$6,159.0	$5,828.6	$5,713.1

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2025	2024	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 26,822 issued and outstanding at June 30, 2025, 25,855 shares issued and outstanding at September 30, 2024, and June 30, 2024, respectively)	$929.3	$854.9	$854.9
Retained earnings	1,264.1	1,110.8	1,137.8
Accumulated other comprehensive loss	(1.3)	(2.0)	(1.5)
Total Shareholder's Equity	2,192.1	1,963.7	1,991.2
Long-term debt (less current portion)	1,953.2	1,803.4	1,486.6
Total Capitalization	4,145.3	3,767.1	3,477.8
Current Liabilities:
Current portion of long-term debt	—	—	300.0
Notes payable – associated companies	398.7	495.3	418.3
Accounts payable	90.8	92.0	68.2
Accounts payable – associated companies	9.9	7.6	10.4
Advance customer billings	19.1	35.5	8.8
Wages and compensation accrued	19.8	24.2	18.0
Customer deposits	7.0	6.1	5.9
Taxes accrued	53.0	60.2	49.5
Regulatory liabilities	14.0	10.2	—
Other	51.6	50.6	46.6
Total Current Liabilities	663.9	781.7	925.7
Deferred Credits and Other Liabilities:
Deferred income taxes	603.6	567.6	567.7
Pension and postretirement benefit costs	85.0	110.0	100.1
Asset retirement obligations	98.6	95.7	114.5
Regulatory liabilities	491.1	443.3	465.7
Other	71.5	63.2	61.6
Total Deferred Credits and Other Liabilities	1,349.8	1,279.8	1,309.6
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$6,159.0	$5,828.6	$5,713.1

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2025:
Balance at March 31, 2025	26,822	$0.1	$929.2	$1,277.1	$(1.4)	$2,205.0
Net Income	—	—	—	(13.0)	—	(13.0)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2025	26,822	$0.1	$929.2	$1,264.1	$(1.3)	$2,192.1

Nine Months Ended June 30, 2025:
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7
Net income	—	—	—	153.3	—	153.3
Common stock issued to Spire Inc.	967	—	74.4	—	—	74.4
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Balance at June 30, 2025	26,822	$0.1	$929.2	$1,264.1	$(1.3)	$2,192.1

Three Months Ended June 30, 2024:
Balance at March 31, 2024	25,855	$0.1	$854.8	$1,154.6	$(2.4)	$2,007.1
Net Income	—	—	—	(16.8)	—	(16.8)
Other comprehensive income, net of tax	—	—	—	—	0.9	0.9
Balance at June 30, 2024	25,855	$0.1	$854.8	$1,137.8	$(1.5)	$1,991.2

Nine Months Ended June 30, 2024:
Balance at September 30, 2023	25,855	$0.1	$854.8	$992.4	$(2.5)	$1,844.8
Net income	—	—	—	145.4	—	145.4
Other comprehensive income, net of tax	—	—	—	—	1.0	1.0
Balance at June 30, 2024	25,855	$0.1	$854.8	$1,137.8	$(1.5)	$1,991.2

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2025	2024
Operating Activities:
Net Income	$153.3	$145.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140.4	129.2
Deferred income taxes and investment tax credits	21.4	21.5
Changes in assets and liabilities:
Accounts receivable	(19.2)	(30.7)
Inventories	31.4	29.2
Regulatory assets and liabilities	102.6	291.8
Accounts payable	16.2	(3.9)
Delayed/advance customer billings, net	(24.9)	(8.8)
Taxes accrued	(7.0)	(10.7)
Other assets and liabilities	(64.1)	(35.8)
Other	—	1.1
Net cash provided by operating activities	350.1	528.3
Investing Activities:
Capital expenditures	(481.9)	(409.9)
Other	4.1	4.4
Net cash used in investing activities	(477.8)	(405.5)
Financing Activities:
Issuance of long-term debt	150.0	—
Repayments of borrowings from Spire, net	(96.6)	(122.3)
Issuance of common stock	74.4	—
Other	(0.1)	—
Net cash provided by (used in) financing activities	127.7	(122.3)
Net Increase in Cash and Cash Equivalents	—	0.5
Cash and Cash Equivalents at Beginning of Period	—	0.8
Cash and Cash Equivalents at End of Period	$—	$1.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(70.8)	$(84.1)
Income taxes	(0.9)	(0.4)

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating Revenues	$98.8	$103.5	$471.6	$505.1
Operating Expenses:
Natural gas	28.0	31.8	140.3	173.2
Operation and maintenance	32.3	33.7	101.8	103.3
Depreciation and amortization	17.8	18.4	53.5	54.5
Taxes, other than income taxes	8.0	8.3	33.3	36.4
Total Operating Expenses	86.1	92.2	328.9	367.4
Operating Income	12.7	11.3	142.7	137.7
Interest Expense, Net	7.1	7.9	22.3	25.5
Other Income, Net	0.4	0.6	—	1.3
Income Before Income Taxes	6.0	4.0	120.4	113.5
Income Tax Expense	1.5	1.1	30.2	28.8
Net Income	$4.5	$2.9	$90.2	$84.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2025	2024	2024
ASSETS
Utility Plant	$3,042.8	$2,966.6	$2,929.1
Less: Accumulated depreciation and amortization	1,370.8	1,336.6	1,324.9
Net Utility Plant	1,672.0	1,630.0	1,604.2
Other Property and Investments	0.1	0.1	—
Current Assets:
Cash and cash equivalents	1.7	1.5	2.3
Accounts receivable:
Utility	53.5	35.5	52.2
Associated companies	0.1	0.4	0.5
Other	6.2	6.1	5.3
Allowance for credit losses	(5.1)	(5.7)	(5.7)
Delayed customer billings	3.9	5.7	2.0
Inventories:
Natural gas	31.1	37.3	34.4
Materials and supplies	19.3	18.7	18.5
Regulatory assets	13.2	19.2	14.7
Prepayments	9.4	10.7	9.1
Total Current Assets	133.3	129.4	133.3
Deferred Charges and Other Assets:
Regulatory assets	659.6	642.0	626.0
Other	94.8	94.8	84.8
Total Deferred Charges and Other Assets	754.4	736.8	710.8
Total Assets	$2,559.8	$2,496.3	$2,448.3

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2025	2024	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$242.9	$279.4	$279.4
Retained earnings	745.1	668.9	683.9
Total Shareholder's Equity	988.0	948.3	963.3
Long-term debt (less current portion)	711.6	711.3	746.2
Total Capitalization	1,699.6	1,659.6	1,709.5
Current Liabilities:
Current portion of long-term debt	35.0	35.0	—
Notes payable – associated companies	56.4	48.4	23.0
Accounts payable	43.6	38.0	30.2
Accounts payable – associated companies	5.0	6.7	4.8
Advance customer billings	8.4	10.9	6.5
Wages and compensation accrued	5.6	7.2	5.2
Customer deposits	22.3	20.8	20.5
Taxes accrued	30.6	34.8	32.7
Regulatory liabilities	29.3	33.8	32.2
Other	11.9	13.8	12.2
Total Current Liabilities	248.1	249.4	167.3
Deferred Credits and Other Liabilities:
Deferred income taxes	65.9	35.9	37.8
Pension and postretirement benefit costs	11.1	28.0	21.2
Asset retirement obligations	483.9	468.6	465.6
Regulatory liabilities	25.8	28.3	19.6
Other	25.4	26.5	27.3
Total Deferred Credits and Other Liabilities	612.1	587.3	571.5
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,559.8	$2,496.3	$2,448.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2025:
Balance at March 31, 2025	1,972,052	$—	$249.4	$740.6	$990.0
Net income	—	—	—	4.5	4.5
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Balance at June 30, 2025	1,972,052	$—	$242.9	$745.1	$988.0

Nine Months Ended June 30, 2025:
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3
Net income	—	—	—	90.2	90.2
Return of capital to Spire	—	—	(36.5)	—	(36.5)
Dividends declared	—	—	—	(14.0)	(14.0)
Balance at June 30, 2025	1,972,052	$—	$242.9	$745.1	$988.0

Three Months Ended June 30, 2024:
Balance at March 31, 2024	1,972,052	$—	$279.4	$687.5	$966.9
Net income	—	—	—	2.9	2.9
Dividends declared	—	—	—	(6.5)	(6.5)
Balance at June 30, 2024	1,972,052	$—	$279.4	$683.9	$963.3

Nine Months Ended June 30, 2024:
Balance at September 30, 2023	1,972,052	$—	$285.9	$642.1	$928.0
Net income	—	—	—	84.7	84.7
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Dividends declared	—	—	—	(42.9)	(42.9)
Balance at June 30, 2024	1,972,052	$—	$279.4	$683.9	$963.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2025	2024
Operating Activities:
Net Income	$90.2	$84.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53.5	54.5
Deferred income taxes and investment tax credits	30.2	28.8
Changes in assets and liabilities:
Accounts receivable	(18.5)	(7.9)
Inventories	5.6	18.6
Regulatory assets and liabilities	(6.7)	50.8
Accounts payable	8.9	1.2
Delayed/advance customer billings	(0.7)	0.1
Taxes accrued	(4.2)	(1.8)
Other assets and liabilities	(14.0)	(6.6)
Other	0.4	0.3
Net cash provided by operating activities	144.7	222.7
Investing Activities:
Capital expenditures	(102.8)	(71.7)
Other	0.8	0.5
Net cash used in investing activities	(102.0)	(71.2)
Financing Activities:
Borrowings from (repayments to) Spire, net	8.0	(101.0)
Return of capital to Spire	(36.5)	(6.5)
Dividends paid	(14.0)	(42.9)
Net cash used in financing activities	(42.5)	(150.4)
Net Increase in Cash and Cash Equivalents	0.2	1.1
Cash and Cash Equivalents at Beginning of Period	1.5	1.2
Cash and Cash Equivalents at End of Period	$1.7	$2.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(23.7)	$(27.4)
Income taxes	—	—

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

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire Marketing Inc. (“Spire Marketing”) which provides non-regulated natural gas services throughout the United States (U.S.). The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 10, Information by Operating Segment. Spire Missouri and Spire Alabama each have a single reportable segment.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Spire Missouri
Purchases of natural gas from Spire Marketing	$3.0	$—	$11.2	$10.6
Transportation services received from Spire STL Pipeline	8.0	7.9	23.9	24.4
Transportation services received from Spire MoGas Pipeline	1.6	1.7	5.3	3.1
Sales of natural gas to Spire Marketing	—	1.4	0.1	1.7
Natural gas storage services from Spire Storage Salt Plains LLC	—	—	—	0.7
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$—	$13.9	$3.4

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $35.0, $30.4 and $26.3 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of June 30, 2025, September 30, 2024, and June 30, 2024, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

BUSINESS COMBINATIONS – On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $176.1 purchase price was allocated almost entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to our consolidated results for the three and nine months ended June 30, 2025.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2025	2024	2024
Spire	$71.8	$116.5	$81.6
Spire Missouri	52.9	67.4	43.5
Spire Alabama	9.2	14.1	5.5

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended June 30,	2025	2024	2025	2024	2025	2024
Allowance at beginning of period	$36.8	$39.1	$29.6	$32.0	$6.1	$6.2
Provision for expected credit losses	3.6	5.6	2.6	4.7	0.7	0.7
Write-offs, net of recoveries	(6.6)	(11.5)	(4.3)	(10.1)	(1.7)	(1.2)
Allowance at end of period	$33.8	$33.2	$27.9	$26.6	$5.1	$5.7

Nine Months Ended June 30,	2025	2024	2025	2024	2025	2024
Allowance at beginning of period	$31.4	$32.5	$24.9	$26.2	$5.7	$5.7
Provision for expected credit losses	17.6	17.6	13.3	14.5	3.5	2.4
Write-offs, net of recoveries	(15.2)	(16.9)	(10.3)	(14.1)	(4.1)	(2.4)
Allowance at end of period	$33.8	$33.2	$27.9	$26.6	$5.1	$5.7

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Spire
Gas Utility:
Residential	$212.0	$232.2	$1,302.9	$1,454.5
Commercial and industrial	79.5	87.3	438.1	513.1
Transportation	30.9	30.3	102.9	99.7
Off-system and other incentive	17.0	9.6	51.2	29.0
Other customer revenue	5.6	6.5	19.3	20.2
Total revenue from contracts with customers	345.0	365.9	1,914.4	2,116.5
Changes in accrued revenue under alternative revenue programs	2.5	6.8	16.8	44.1
Total Gas Utility operating revenues	347.5	372.7	1,931.2	2,160.6
Gas Marketing	43.1	21.2	129.7	103.5
Midstream	42.2	32.5	114.1	68.9
Other	5.7	4.8	15.3	13.0
Total before eliminations	438.5	431.2	2,190.3	2,346.0
Intersegment eliminations (see Note 10, Information by Operating Segment)	(16.6)	(17.1)	(48.0)	(46.8)
Total Operating Revenues	$421.9	$414.1	$2,142.3	$2,299.2

Spire Missouri
Residential	$155.8	$169.5	$967.6	$1,091.2
Commercial and industrial	46.9	52.6	288.4	348.5
Transportation	7.9	7.5	28.1	26.6
Off-system and other incentive	12.0	7.0	41.4	23.4
Other customer revenue	3.5	4.2	11.2	11.7
Total revenue from contracts with customers	226.1	240.8	1,336.7	1,501.4
Changes in accrued revenue under alternative revenue programs	4.0	8.0	22.5	49.3
Total Operating Revenues	$230.1	$248.8	$1,359.2	$1,550.7

Spire Alabama
Residential	$48.3	$53.0	$280.2	$306.7
Commercial and industrial	24.7	26.9	116.1	130.4
Transportation	20.5	20.3	66.8	65.1
Off-system and other incentive	5.0	2.6	9.8	5.6
Other customer revenue	1.1	0.9	4.9	2.5
Total revenue from contracts with customers	99.6	103.7	477.8	510.3
Changes in accrued revenue under alternative revenue programs	(0.8)	(0.2)	(6.2)	(5.2)
Total Operating Revenues	$98.8	$103.5	$471.6	$505.1

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Spire	$19.6	$22.4	$101.6	$113.5
Spire Missouri	13.9	16.3	73.3	82.8
Spire Alabama	5.0	5.3	24.1	26.3

3. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings Per Common Share:
Net Income (Loss)	$20.9	$(12.6)	$311.5	$276.8
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
Income allocated to participating securities	—	—	0.4	0.4
Income (Loss) Available to Common Shareholders	$17.2	$(16.3)	$300.0	$265.3
Weighted Average Common Shares Outstanding (in millions)	58.9	57.7	58.3	55.6
Basic Earnings Per Common Share	$0.29	$(0.28)	$5.14	$4.77

Diluted Earnings Per Common Share:
Net Income (Loss)	$20.9	$(12.6)	$311.5	$276.8
Less: Provision for preferred dividends	3.7	3.7	11.1	11.1
Income allocated to participating securities	—	—	0.4	0.4
Income (Loss) Available to Common Shareholders	$17.2	$(16.3)	$300.0	$265.3
Weighted Average Common Shares Outstanding (in millions)	58.9	57.7	58.3	55.6
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.2	—	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	59.1	57.7	58.5	55.7
Diluted Earnings (Loss) Per Common Share	$0.29	$(0.28)	$5.13	$4.76

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.1	0.4	0.1	0.4

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

In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of June 30, 2025, there were no outstanding forward sales agreements.

As of June 30, 2025, under the ATM Program, Spire may sell additional shares with an aggregate amount up to $123.6.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2025, September 30, 2024, and June 30, 2024.

	June 30,	September 30,	June 30,
Spire	2025	2024	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$1.2	$28.9	$58.0
Other	33.8	86.5	31.8
Total Current Regulatory Assets	35.0	115.4	89.8
Noncurrent:
Pension and postretirement benefit costs	236.4	237.5	243.2
Cost of removal	687.2	668.2	658.0
Future income taxes due from customers	155.0	150.7	149.0
Energy efficiency	63.7	61.0	59.1
Unamortized purchased gas adjustments	—	1.2	—
Other	151.1	133.2	173.5
Total Noncurrent Regulatory Assets	1,293.4	1,251.8	1,282.8
Total Regulatory Assets	$1,328.4	$1,367.2	$1,372.6
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$44.0	$42.3	$33.3
Other	4.6	7.2	4.6
Total Current Regulatory Liabilities	48.6	49.5	37.9
Noncurrent:
Deferred taxes due to customers	103.7	114.2	117.5
Pension and postretirement benefit costs	261.1	232.9	192.3
Accrued cost of removal	138.3	133.6	135.4
Unamortized purchased gas adjustments	44.8	17.2	83.6
Other	34.1	37.6	18.7
Total Noncurrent Regulatory Liabilities	582.0	535.5	547.5
Total Regulatory Liabilities	$630.6	$585.0	$585.4

	June 30,	September 30,	June 30,
Spire Missouri	2025	2024	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$—	$28.1	$57.6
Other	8.7	55.9	5.4
Total Current Regulatory Assets	8.7	84.0	63.0
Noncurrent:
Future income taxes due from customers	147.2	142.7	140.8
Pension and postretirement benefit costs	172.5	166.5	177.5
Energy efficiency	63.7	61.0	59.1
Unamortized purchased gas adjustments	—	1.2	—
Cost of removal	91.4	97.0	97.0
Other	138.7	119.6	159.7
Total Noncurrent Regulatory Assets	613.5	588.0	634.1
Total Regulatory Assets	$622.2	$672.0	$697.1
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$14.0	$10.2	$—
Total Current Regulatory Liabilities	14.0	10.2	—
Noncurrent:
Deferred taxes due to customers	92.0	101.8	105.1
Pension and postretirement benefit costs	227.2	196.6	165.7
Accrued cost of removal	96.9	94.5	97.1
Unamortized purchased gas adjustments	44.8	17.2	83.6
Other	30.2	33.2	14.2
Total Noncurrent Regulatory Liabilities	491.1	443.3	465.7
Total Regulatory Liabilities	$505.1	$453.5	$465.7

	June 30,	September 30,	June 30,
Spire Alabama	2025	2024	2024
Regulatory Assets:
Current:
Other	$13.2	$19.2	$14.7
Total Current Regulatory Assets	13.2	19.2	14.7
Noncurrent:
Future income taxes due from customers	1.6	1.8	1.8
Pension and postretirement benefit costs	61.8	68.2	62.3
Cost of removal	595.7	571.2	561.0
Other	0.5	0.8	0.9
Total Noncurrent Regulatory Assets	659.6	642.0	626.0
Total Regulatory Assets	$672.8	$661.2	$640.7
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$29.3	$30.9	$32.2
Other	—	2.9	—
Total Current Regulatory Liabilities	29.3	33.8	32.2
Noncurrent:
Pension and postretirement benefit costs	23.0	25.1	16.4
Other	2.8	3.2	3.2
Total Noncurrent Regulatory Liabilities	25.8	28.3	19.6
Total Regulatory Liabilities	$55.1	$62.1	$51.8

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2025	2024	2024
Spire
Pension and postretirement benefit costs	$127.2	$129.7	$135.9
Future income taxes due from customers	153.4	148.9	147.1
Unamortized purchased gas adjustments	—	29.3	57.6
Other	111.7	132.5	132.3
Total Regulatory Assets Not Earning a Return	$392.3	$440.4	$472.9

Spire Missouri
Pension and postretirement benefit costs	$127.2	$129.7	$135.9
Future income taxes due from customers	147.2	142.7	140.8
Unamortized purchased gas adjustments	—	29.3	57.6
Other	111.7	132.5	132.3
Total Regulatory Assets Not Earning a Return	$386.1	$434.2	$466.6

Like all the Company’s regulatory assets, these regulatory assets as of June 30, 2025 are probable of recovery from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently up to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

On November 12, 2024, the MoPSC approved a PGA decrease of approximately 30% for both the eastern and western service territories of Spire Missouri effective November 15, 2024 reflecting changes in natural gas commodity prices.

On November 25, 2024, Spire Missouri filed a general rate case with the MoPSC that included new proposed rates for its service areas. The case proposes an increase in base rates, reflecting recovery of system investments and operating costs necessary to maintain the safety and reliability of its natural gas distribution systems, as well as to support enhancements to customer service. On July 10, 2025, the parties reached a settlement agreement in principle and filed a joint motion to suspend the procedural schedule for the case which the Commission adopted on July 14, 2025. The parties subsequently filed a unanimous stipulation and agreement on August 4, 2025 detailing the material terms to settle all aspects of the case. The stipulation and agreement, if approved by the MoPSC, represents a base rate increase of $210.0. Spire is already recovering $72.6 from customers through ISRS for its eligible capital projects through February 2025, resulting in a net base rate increase request of $137.4. We do not expect terms of the agreement to impact any amounts previously recorded. The stipulation and agreement reflects rates based on a total rate base of $4,379.6, reflecting the significant investment made in infrastructure upgrades and other systems since Spire’s last general rate filing, and a 7.05% post-tax total rate of return for future ISRS purposes.

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. On January 17, 2025, Spire Missouri initiated an ISRS case reflecting eligible capital projects from September 2024 through February 2025 (including estimates for January and February). On April 17, the MoPSC Staff recommended an increase of $19.0, to which no party objected. The MoPSC authorized new rates to take effect on May 14, 2025 reflecting a total annual revenue of $72.6. All ISRS charges will be reset to zero once new base rates are established in the general rate case described above.

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

Spire Alabama

The Rate Stabilization and Equalization (RSE) mechanism, which requires Spire Alabama to file an annual rate review based on the utility’s budget for the upcoming fiscal year, was last renewed in 2022, and absent a Commission order modifying Spire Alabama’s tariff, the existing RSE terms shall continue in effect beyond September 30, 2025. Filings are reviewed by the APSC and Office of the Attorney General and approved by the APSC. Revenue requirements are calculated to include Spire Alabama’s anticipated cost of service in addition to an updated return on common equity (RCE) within the allowed range. Rates are set by allocating the revenue requirements among the volumes budgeted for each of Spire Alabama’s customer classes. In addition, the utility is subject to points of test to periodically measure whether fiscal year earnings are projected to be above the allowed RCE range. If so, a revenue adjustment and corresponding regulatory liability are recorded in the period the test was performed and the excess is returned to customers as stipulated by the APSC as a rate reduction commonly referred to as an “RSE giveback.”

In October 2023, Spire Alabama made its annual RSE rate filing presenting the utility’s budget for the fiscal year ended September 30, 2024, and new rates designed to provide an annualized revenue increase of $14.3 became effective January 1, 2024. At the September 30, 2024 point of test, the RCE was above the allowed range, and resulted in an annualized refund of $4.0 that was reflected in a rate reduction effective December 1, 2024. This refund was accrued for as an RSE giveback as of September 30, 2024.

On October 24, 2024, Spire Alabama made its annual RSE rate filing, presenting the utility’s preliminary budget for the fiscal year ending September 30, 2025. The final budget was filed and approved on November 26, 2024. The filing included an increase to the Company’s return on equity that was offset by cost reductions due to customer affordability efforts, and therefore no adjustment was required to base rates that went into effect on December 1, 2024. Based on results through December 31, 2024, Spire Alabama’s RCE for fiscal year 2025 was projected to be above the allowed range as of the March point of test, and a provision of $4.1 reducing revenue that was recorded in the first quarter in anticipation of an RSE giveback. Contribution margins in the second quarter of the fiscal year were lower than projected, and based on actual results through March 31, 2025, the March point of test for Spire Alabama, was in the allowed range. As a result, the provision recorded was reversed in the second quarter.

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

6. FINANCING

Short-term

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through October 11, 2029. The loan agreement has an aggregate credit commitment of $1,500.0, including sublimits of $525.0 for the Spire holding company, $700.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,500.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on June 30, 2025, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of June 30, 2025.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of June 30, 2025, $486.6 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri		Spire Alabama	Spire
	CP	Term	Spire	Spire	Consol-
	Program	Loan	Note	Note	idated
Nine Months Ended June 30, 2025
Highest borrowings outstanding	$1,223.0	$—	$615.0	$73.2	$1,223.0
Lowest borrowings outstanding	896.0	—	299.5	1.2	896.0
Weighted average borrowings	1,058.7	—	485.9	42.1	1,058.7
Weighted average interest rate	4.5%	0.0%	4.8%	4.8%	4.5%
As of June 30, 2025
Borrowings outstanding	$1,009.5	$—	$398.7	$56.4	$1,009.5
Weighted average interest rate	4.3%	0.0%	4.7%	4.7%	4.3%
As of September 30, 2024
Borrowings outstanding	$947.0	$—	$495.3	$48.4	$947.0
Weighted average interest rate	5.2%	0.0%	5.2%	5.2%	5.2%
As of June 30, 2024
Borrowings outstanding	$771.0	$—	$418.3	$23.0	$771.0
Weighted average interest rate	5.6%	0.0%	5.6%	5.6%	5.6%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of June 30, 2025, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Spire	$3.8	$4.3	$16.4	$12.1
Spire Missouri	1.0	1.2	3.4	3.5
Spire Alabama	1.2	0.3	3.0	1.1

On May 1, 2025, Spire Missouri issued an aggregate principal amount of $150.0 of First Mortgage Bonds. The first tranche consisted of an aggregate principal amount of $90.0, bears interest at 4.88% per annum and matures on September 15, 2030. The second tranche consisted of an aggregate principal amount of $60.0, bears interest at 5.12% per annum and matures on September 15, 2032. Interest is payable semi-annually on March 15 and September 15 of each year. The bonds are senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its Mortgage and Deed of Trust. The bonds are secured by a first mortgage lien on substantially all the real properties of Spire Missouri, subject to limited exceptions. Spire Missouri used the proceeds for general corporate purposes.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2025, September 30, 2024, and June 30, 2024.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2025
Cash and cash equivalents	$13.1	$13.1	$13.1	$—
Notes payable	1,009.5	1,009.5	—	1,009.5
Long-term debt, including current portion	3,890.9	3,671.7	—	3,671.7
As of September 30, 2024
Cash and cash equivalents	$4.5	$4.5	$4.5	$—
Notes payable	947.0	947.0	—	947.0
Long-term debt, including current portion	3,746.4	3,600.3	—	3,600.3
As of June 30, 2024
Cash and cash equivalents	$7.4	$7.4	$7.4	$—
Notes payable	771.0	771.0	—	771.0
Long-term debt, including current portion	3,729.3	3,407.1	—	3,407.1

Spire Missouri
As of June 30, 2025
Notes payable – associated companies	$398.7	$398.7	$—	$398.7
Long-term debt	1,953.2	1,847.4	—	1,847.4
As of September 30, 2024
Notes payable – associated companies	$495.3	$495.3	$—	$495.3
Long-term debt	1,803.4	1,736.9	-	1,736.9
As of June 30, 2024
Cash and cash equivalents	$1.3	$1.3	$1.3	$—
Notes payable – associated companies	418.3	418.3	-	418.3
Long-term debt, including current portion	1,786.6	1,626.3	—	1,626.3

Spire Alabama
As of June 30, 2025
Cash and cash equivalents	$1.7	$1.7	$1.7	$—
Notes payable – associated companies	56.4	56.4	—	56.4
Long-term debt, including current portion	746.6	695.2	—	695.2
As of September 30, 2024
Cash and cash equivalents	$1.5	$1.5	$1.5	$—
Notes payable – associated companies	48.4	48.4	—	48.4
Long-term debt, including current portion	746.3	711.8	—	711.8
As of June 30, 2024
Cash and cash equivalents	$2.3	$2.3	$2.3	$—
Notes payable – associated companies	23.0	23.0	—	23.0
Long-term debt	746.2	674.4	—	674.4

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (NYMEX) or the Intercontinental Exchange (ICE), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of June 30, 2025, September 30, 2024, or June 30, 2024. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$26.3	$—	$—	$26.3
NYMEX/ICE natural gas contracts	5.1	—	(5.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.6	—	(8.6)	—
Natural gas commodity contracts	—	46.6	(2.1)	44.5
Other:
U.S. stock/bond mutual funds	31.5	—	—	31.5
U.S. bonds	18.0	—	—	18.0
Global bonds	4.5	—	—	4.5
Interest rate swaps	—	11.6	—	11.6
Total	$94.0	$58.2	$(15.8)	$136.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$10.2	$—	$(5.1)	$5.1
Gas Marketing:
NYMEX/ICE natural gas contracts	14.0	—	(14.0)	—
Natural gas commodity contracts	—	16.4	(2.1)	14.3
Total	$24.2	$16.4	$(21.2)	$19.4

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	(3.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	7.0	—	(7.0)	—
Natural gas commodity contracts	—	46.0	(3.5)	42.5
Other:
U.S. stock/bond mutual funds	17.9	—	—	17.9
U.S. bonds	21.9	—	—	21.9
Global bonds	5.9	—	—	5.9
Interest rate swaps	—	0.8	—	0.8
Total	$80.4	$46.8	$(13.9)	$113.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$13.6	$—	$(3.8)	$9.8
Gas Marketing:
NYMEX/ICE natural gas contracts	17.7	—	(17.7)	—
Natural gas commodity contracts	—	24.5	(3.5)	21.0
Other:
Interest rate swaps	—	1.5	—	1.5
Total	$31.3	$26.0	$(25.0)	$32.3

As of June 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.5	$—	$—	$24.5
NYMEX/ICE natural gas contracts	4.8	—	(4.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	6.1	—	(6.1)	—
Natural gas commodity contracts	—	53.9	(2.8)	51.1
Other:
U.S. stock/bond mutual funds	30.7	—	—	30.7
U.S. bonds	14.4	—	—	14.4
Global bonds	1.4	—	—	1.4
Interest rate swaps	—	32.2	—	32.2
Total	$81.9	$86.1	$(13.7)	$154.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$21.0	$—	$(21.0)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	22.6	—	(22.6)	—
Natural gas commodity contracts	—	29.8	(2.8)	27.0
Total	$43.6	$29.8	$(46.4)	$27.0

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2025
ASSETS
U.S. stock/bond mutual funds	$26.3	$—	$—	$26.3
NYMEX/ICE natural gas contracts	5.1	—	(5.1)	—
Total	$31.4	$—	$(5.1)	$26.3
LIABILITIES
NYMEX/ICE natural gas contracts	$10.2	$—	$(5.1)	$5.1
Total	$10.2	$—	$(5.1)	$5.1

As of September 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	(3.4)	—
Total	$27.7	$—	$(3.4)	$24.3
LIABILITIES
NYMEX/ICE natural gas contracts	$13.6	$—	$(3.8)	$9.8

As of June 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.5	$—	$—	$24.5
NYMEX/ICE natural gas contracts	4.8	—	(4.8)	—
Total	$29.3	$—	$(4.8)	$24.5
LIABILITIES
NYMEX/ICE natural gas contracts	$21.0	$—	$(21.0)	$—

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Spire
Service cost – benefits earned during the period	$4.4	$3.9	$13.2	$11.8
Interest cost on projected benefit obligation	5.8	6.6	17.6	20.0
Expected return on plan assets	(6.4)	(6.3)	(19.3)	(18.7)
Amortization of prior service credit	(1.2)	(1.1)	(3.5)	(3.4)
Amortization of actuarial loss	1.6	1.6	4.8	4.8
Loss on lump-sum settlements	—	1.0	—	1.0
Subtotal	4.2	5.7	12.8	15.5
Regulatory adjustment	9.2	8.8	27.3	26.3
Net pension cost	$13.4	$14.5	$40.1	$41.8

Spire Missouri
Service cost – benefits earned during the period	$2.9	$2.6	$8.6	$7.8
Interest cost on projected benefit obligation	3.9	4.7	11.9	14.2
Expected return on plan assets	(4.4)	(4.3)	(13.2)	(12.8)
Amortization of prior service credit	(0.5)	(0.5)	(1.5)	(1.5)
Amortization of actuarial loss	1.0	1.5	3.0	4.4
Loss on lump-sum settlements	—	1.0	—	1.0
Subtotal	2.9	5.0	8.8	13.1
Regulatory adjustment	7.4	6.2	22.2	18.8
Net pension cost	$10.3	$11.2	$31.0	$31.9

Spire Alabama
Service cost – benefits earned during the period	$1.4	$1.2	$4.1	$3.5
Interest cost on projected benefit obligation	1.3	1.3	3.8	3.8
Expected return on plan assets	(1.3)	(1.2)	(3.9)	(3.6)
Amortization of prior service credit	(0.7)	(0.6)	(1.9)	(1.8)
Amortization of actuarial loss	0.6	0.2	1.8	0.7
Subtotal	1.3	0.9	3.9	2.6
Regulatory adjustment	1.5	2.3	4.4	6.8
Net pension cost	$2.8	$3.2	$8.3	$9.4

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and nine months ended June 30, 2025, no plans met the criteria for settlement accounting.

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

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Fiscal 2025 contributions to Spire Missouri’s pension plans through June 30, 2025 were $31.1 to the qualified trusts and none to non-qualified plans. Fiscal 2025 contributions to the Spire Alabama pension plans through June 30, 2025 were $21.0. Contributions totaling $4.4 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2025. Contributions to Spire Alabama’s pension plans for the remainder of fiscal 2025 are anticipated to be $2.8.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Spire
Service cost – benefits earned during the period	$1.1	$1.2	$3.2	$3.3
Interest cost on accumulated postretirement benefit obligation	1.7	2.1	5.3	6.6
Expected return on plan assets	(4.1)	(3.7)	(12.5)	(11.9)
Amortization of prior service cost	0.1	—	0.1	0.2
Amortization of actuarial gain	(1.5)	(1.2)	(4.5)	(3.3)
Subtotal	(2.7)	(1.6)	(8.4)	(5.1)
Regulatory adjustment	1.1	0.1	3.4	0.6
Net postretirement benefit income	$(1.6)	$(1.5)	$(5.0)	$(4.5)

Spire Missouri
Service cost – benefits earned during the period	$0.9	$0.9	$2.6	$2.7
Interest cost on accumulated postretirement benefit obligation	1.2	1.6	3.8	4.9
Expected return on plan assets	(2.7)	(2.5)	(8.2)	(7.9)
Amortization of prior service cost	0.1	0.1	0.2	0.4
Amortization of actuarial gain	(1.3)	(1.0)	(3.9)	(2.8)
Subtotal	(1.8)	(0.9)	(5.5)	(2.7)
Regulatory adjustment	1.5	0.6	4.7	1.9
Net postretirement benefit income	$(0.3)	$(0.3)	$(0.8)	$(0.8)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2	$0.6	$0.5
Interest cost on accumulated postretirement benefit obligation	0.4	0.5	1.4	1.6
Expected return on plan assets	(1.3)	(1.2)	(4.0)	(3.8)
Amortization of prior service credit	—	(0.1)	(0.1)	(0.2)
Amortization of actuarial gain	—	—	(0.1)	(0.1)
Subtotal	(0.7)	(0.6)	(2.2)	(2.0)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.4)
Net postretirement benefit income	$(1.2)	$(1.1)	$(3.6)	$(3.4)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For the quarter and nine months ended June 30, 2025, contributions totaling $2.5 were made at Spire Missouri, and there have been no contributions to the postretirement plans for Spire Alabama. For both Spire Missouri and Spire Alabama, no further contributions are expected to be required for the remainder of the fiscal year.

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

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2025
Revenues from external customers	$347.5	$43.1	$30.2	$1.1	$—	$421.9
Intersegment revenues	—	—	12.0	4.6	(16.6)	—
Total Operating Revenues	347.5	43.1	42.2	5.7	(16.6)	421.9
Depreciation and amortization expense	70.0	0.2	5.4	0.1	—	75.7
Interest expense	33.2	—	4.1	23.5	(10.9)	49.9
Income tax (benefit) expense	(3.0)	7.3	3.5	(4.8)	—	3.0
Adjusted (loss) earnings	(10.0)	5.3	16.2	(7.4)	—	4.1
Capital expenditures	205.9	—	15.3	—	(0.7)	220.5

Three Months Ended June 30, 2024
Revenues from external customers	$371.3	$21.2	$21.3	$0.3	$—	$414.1
Intersegment revenues	1.4	—	11.2	4.5	(17.1)	—
Total Operating Revenues	372.7	21.2	32.5	4.8	(17.1)	414.1
Depreciation and amortization expense	66.7	0.3	4.2	0.2	—	71.4
Interest expense	34.9	—	1.7	22.3	(10.1)	48.8
Income tax (benefit) expense	(0.9)	(1.1)	3.6	(4.7)	—	(3.1)
Adjusted (loss) earnings	(11.0)	1.0	13.9	(8.2)	—	(4.3)
Capital expenditures	189.2	—	33.1	—	(0.1)	222.2

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2025
Revenues from external customers	$1,931.1	$129.7	$79.6	$1.9	$—	$2,142.3
Intersegment revenues	0.1	—	34.5	13.4	(48.0)	—
Total Operating Revenues	1,931.2	129.7	114.1	15.3	(48.0)	2,142.3
Depreciation and amortization expense	207.6	0.9	12.9	0.3	—	221.7
Interest expense	102.1	—	6.6	72.8	(36.2)	145.3
Income tax expense (benefit)	58.3	11.4	12.2	(6.1)	—	75.8
Adjusted earnings (loss)	263.0	22.3	44.0	(29.7)	—	299.6
Capital expenditures	601.6	0.1	99.3	—	(1.3)	699.7

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2024
Revenues from external customers	$2,158.9	$103.5	$36.3	$0.5	$—	$2,299.2
Intersegment revenues	1.7	—	32.6	12.5	(46.8)	—
Total Operating Revenues	2,160.6	103.5	68.9	13.0	(46.8)	2,299.2
Depreciation and amortization expense	196.3	1.1	9.5	0.4	—	207.3
Interest expense	112.2	—	5.5	68.6	(34.7)	151.6
Income tax expense (benefit)	56.5	10.3	5.7	(5.2)	—	67.3
Adjusted earnings (loss)	252.8	23.7	20.1	(21.6)	—	275.0
Capital expenditures	501.4	—	131.1	—	(1.0)	631.5

The following table reconciles the Company’s adjusted earnings (loss) to net income (loss).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net Income (Loss)	$20.9	$(12.6)	$311.5	$276.8
Adjustments, pre-tax:
Fair value and timing adjustments	(22.4)	6.2	(15.8)	(9.2)
Acquisition and restructuring activities	—	4.8	—	6.7
Income tax adjustments	5.6	(2.7)	3.9	0.7
Adjusted Earnings (Loss)	$4.1	$(4.3)	$299.6	$275.0

The Company’s total assets by segment were as follows:

	June 30,	September 30,	June 30,
	2025	2024	2024
Total Assets:
Gas Utility	$9,174.8	$8,767.2	$8,601.9
Gas Marketing	264.9	206.1	212.3
Midstream	970.9	903.4	871.9
Other	2,687.1	2,689.8	2,627.4
Eliminations	(1,701.4)	(1,705.8)	(1,602.6)
Total Assets	$11,396.3	$10,860.7	$10,710.9

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at June 30, 2025, are estimated at $1,789.4, $1,451.3, and $519.2 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.3 of capital to the partnerships as and when requested by the respective general partners. As of June 30, 2025, the total remaining unfunded commitment was $15.5.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events made Spire Marketing subject to various commercial disputes, all of which have been settled and reflected in the financial statements in previous periods. As a result of participating in the Oklahoma natural gas market, Spire Marketing has become subject, along with other market participants, to a complaint filed in January 2025 by the State of Oklahoma related to its transactions with various counterparties in the state during this period. The Company’s management continues to assess this matter but does not believe it will have a material impact on the Company’s financial position, results of operations or cash flow.

12. SUBSEQUENT EVENTS

Pending Acquisition

On July 29, 2025 we announced that Spire entered into an agreement with Duke Energy to acquire 100% of Piedmont Natural Gas Company’s gas utility business in Nashville, Tennessee for $2.48 billion in cash, subject to adjustment, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The acquisition is supported by a fully committed bridge facility with BMO Capital Markets Corp. We expect that permanent financing of the acquisition will be funded through a balance mix of debt, equity and hybrid securities. Spire is also evaluating the potential sale of non-utility assets, such as natural gas storage facilities, to support the financing plan. We expect the acquisition to significantly increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S., expand regulatory diversity and provide accretive earnings and supports dividend growth. The transaction is expected to close in the first quarter of calendar 2026, subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act and applicable state regulatory approval.

Other

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Company is evaluating the impact of the Act and believes it will not have a material impact on the Company’s financial position, results of operations or cash flow.

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

Pending Acquisition

On July 27, 2025, Spire entered into an agreement with Piedmont Natural Gas, a wholly-owned Subsidiary of Duke Energy, to acquire its Tennessee natural gas business that serves more than 200,000 customers in the Nashville area (the “Transaction”). The strategic rationale for the Company is described below:

•
 We expect the Transaction to allow Spire to significantly expand its regulated utility footprint in high-quality jurisdictions and significantly increase the scale of its regulated business while delivering on Spire’s commitment to growth and creating long-term shareholder value.
•
We expect the Transaction to provide robust growth driven by customer additions and system integrity investments, aligned with Spire’s investment strategy. These long-term investments are expected to be supported by Tennessee’s constructive regulatory environment support of natural gas.
•
We expect the Transaction to support Spire’s long-term adjusted earnings per share growth expectations and provide meaningful investment opportunities. The acquisition is expected to generate incremental cash flow to support investment in the business, shareholder returns and dividend growth.

The stated purchase price of the Transaction is $2.48 billion subject to adjustment, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The Transaction is supported by a fully committed bridge facility with BMO Capital Markets Corp. for the entire purchase price.

We expect permanent financing of the acquisition will be funded through a balance mix of debt, equity and hybrid securities. Spire is also evaluating the sale of non-utility assets, such as natural gas storage facilities, as a potential source of funds.

The Transaction is expected to close in the first quarter of calendar 2026, subject to customary closing conditions, including the approval of the Tennessee Public Utility Commission and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

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

EARNINGS – THREE MONTHS ENDED June 30, 2025

This section contains discussion and analysis of the results for the three months ended June 30, 2025 compared to the results for the three months ended June 30, 2024, in total and by registrant and segment.

Spire

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended June 30, 2025
Net (Loss) Income [GAAP]	$(10.0)	$22.1	$16.2	$(7.4)	$20.9	$0.29
Adjustments, pre-tax:
Fair value and timing adjustments	—	(22.4)	—	—	(22.4)	(0.37)
Income tax adjustments*	—	5.6	—	—	5.6	0.09
Adjusted (Loss) Earnings [Non-GAAP]	$(10.0)	$5.3	$16.2	$(7.4)	$4.1	$0.01

Three Months Ended June 30, 2024
Net (Loss) Income [GAAP]	$(14.4)	$(3.6)	$13.8	$(8.4)	$(12.6)	$(0.28)
Adjustments, pre-tax:
Fair value and timing adjustments	0.1	6.1	—	—	6.2	0.11
Acquisition and restructuring activities	4.4	—	0.2	0.2	4.8	0.08
Income tax adjustments*	(1.1)	(1.5)	(0.1)	—	(2.7)	(0.05)
Adjusted (Loss) Earnings [Non-GAAP]	$(11.0)	$1.0	$13.9	$(8.2)	$(4.3)	$(0.14)

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended June 30, 2025
Operating Income [GAAP]	$16.6	$28.7	$23.8	$0.1	$—	$69.2
Operation and maintenance expenses	114.1	4.1	11.4	5.5	(4.5)	130.6
Depreciation and amortization	70.0	0.2	5.4	0.1	—	75.7
Taxes, other than income taxes	41.9	0.3	1.1	—	(0.1)	43.2
Less: Gross receipts tax expense	(19.6)	—	—	—	—	(19.6)
Contribution Margin [Non-GAAP]	223.0	33.3	41.7	5.7	(4.6)	299.1
Natural gas costs	104.9	9.8	0.5	—	(12.0)	103.2
Gross receipts tax expense	19.6	—	—	—	—	19.6
Operating Revenues	$347.5	$43.1	$42.2	$5.7	$(16.6)	$421.9

Three Months Ended June 30, 2024
Operating Income (Loss) [GAAP]	$17.0	$(5.2)	$18.8	$0.1	$—	$30.7
Operation and maintenance expenses	114.4	4.3	8.0	4.5	(4.5)	126.7
Depreciation and amortization	66.7	0.3	4.2	0.2	—	71.4
Taxes, other than income taxes	43.1	0.3	1.2	—	(0.2)	44.4
Less: Gross receipts tax expense	(22.4)	—	—	—	—	(22.4)
Contribution Margin [Non-GAAP]	218.8	(0.3)	32.2	4.8	(4.7)	250.8
Natural gas costs	131.5	21.5	0.3	—	(12.4)	140.9
Gross receipts tax expense	22.4	—	—	—	—	22.4
Operating Revenues	$372.7	$21.2	$32.5	$4.8	$(17.1)	$414.1

Select variances for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2025 Versus Fiscal 2024	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income (Loss)	$4.4	$25.7	$2.4	$1.0	$33.5
Adjusted Earnings (Loss) [Non-GAAP]	1.0	4.3	2.3	0.8	8.4
Operating Revenues	(25.2)	21.9	9.7	1.4	7.8
Contribution Margin [Non-GAAP]	4.2	33.6	9.5	1.0	48.3
Operation and Maintenance Expenses	(0.3)	(0.2)	3.4	1.0	3.9
Interest Expense					1.1
Other Income					2.2
Income Tax					6.1

The increase in interest expense reflects interest on higher average levels of debt in the current year that more than offset lower effective interest rates on short-term debt. Weighted-average short-term interest rates were 4.5% in the current-year quarter versus 5.6% in the prior-year quarter.

Other income increased $2.2 versus the prior-year quarter, $1.3 after removing the $0.9 benefit attributable to the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income. The principal driver of the increase was favorable mark-to-market unrealized gains on non-qualified benefit trusts that more than offset a decline of gas carrying cost credits at Spire Missouri.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

Gas Utility

For the quarter ended June 30, 2025, Gas Utility net loss and adjusted loss were lower than the corresponding prior-year period by $4.4 and $1.0, respectively. The quarterly change in net income was driven by the $3.8 and $1.6 growth of Spire Missouri and Spire Alabama, respectively. The variance differential between the $4.4 net loss and the $1.0 adjusted loss performance was primarily the result of the prior-year quarter GAAP result including $3.3 (after-tax) charges related to the Company’s customer affordability initiative that was excluded from adjusted earnings.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	$(31.2)
Spire Missouri and Spire Alabama– Volumetric usage net of weather mitigation	(3.3)
Spire Alabama – Lower current year Cost Control Measure (CCM) benefit	(1.1)
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	8.8
Spire Missouri and Spire Alabama – Off-system sales and capacity release	7.3
All other factors (net)	(5.7)
Total Variation	$(25.2)

The primary driver of the current year decrease in revenue was the $31.2 impact of lower gas cost recoveries across all utilities, driven principally by lower PGA recovery and volume, including weather mitigation, at Spire Missouri. These reductions were only partly offset by higher current year ISRS billings and off-system sales.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – ISRS	$8.8
Spire Missouri and Spire Alabama – Off-system sales and capacity release	1.1
Spire Missouri – Volumetric usage net of weather mitigation	(2.2)
Spire Alabama – Lower current year Cost Control Measure (CCM) benefit	(1.0)
All other factors (net)	(2.5)
Total Variation	$4.2

Contribution margin increased $4.2 versus the prior-year quarter. Contribution margin benefited from the $8.8 Spire Missouri ISRS growth and the $1.1 increase in off-system sales at both Spire Missouri and Spire Alabama. These favorable impacts more than offset the $2.2 net unfavorable impact of weather-mitigated volume margins at Spire Missouri. The quarter’s results were also unfavorably impacted by a $1.0 lower benefit attributable to Spire Alabama’s Cost Control Measure (CCM).

Reported operation and maintenance (“O&M”) expenses for the three months ended June 30, 2025 were $0.3 lower than the prior-year quarter. Excluding the impact of the NSC Transfer, O&M expenses were $1.2 lower than the prior-year quarter. After excluding the $4.4 relating to the Company’s customer affordability initiative in the prior-year, O&M expenses were $3.2 higher than the prior-year quarter. Lower bad debt expense and insurance claims were more than offset by higher outside service expenses and employee costs.

Taxes, other than income taxes, decreased $1.2, primarily due to $2.8 lower gross receipt taxes resulting from lower revenues more than offsetting an increase in property tax. Depreciation and amortization expenses for the quarter ended June 30, 2025 were $3.3 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities. Interest expense decreased $1.7, with both Spire Missouri and Spire Alabama benefiting mostly from lower average short-term and long-term interest rates partially offset by higher balances in the current year. The benefit of gas carrying cost credits at Spire Missouri, included in other income, decreased $1.5 versus the corresponding prior-year quarter, but was more than offset by unrealized gains in non-qualified benefit trusts.

Gas Marketing

Including $21.4 (after-tax) favorable mark-to-market activity, net income increased $25.7. Adjusted income, after removing the mark-to-market activity, increased $4.3. Gas Marketing’s business portfolio was well-positioned to create value.

Contribution margin increased $33.6 versus the prior-year quarter, reflecting the $28.5 (pre-tax) favorable mark-to-market activity. Excluding this impact, contribution margin increased $5.1. As noted above, Gas Marketing’s business portfolio was well-positioned to create value.

O&M expenses were slightly lower than prior-year levels, the result of lower spend on outside services in the current year that more than offset slightly higher employee costs.

Midstream

Our Midstream segment includes storage and pipeline operations which in the quarter consisted of an approximate net income mix of 75% and 25%, respectively. Net income and adjusted earnings for the Company’s Midstream segment for the quarter ended June 30, 2025 versus the prior-year quarter increased $2.4 and $2.3, respectively. Approximately 65% of the increase in net income was attributable to our storage operations. The increase was driven by higher Spire Storage earnings, reflecting increased asset optimization and additional storage capacity.

Revenues in the current quarter increased $9.7 versus the prior-year quarter, reflecting the higher activity with storage. O&M expenses were up $3.4 over the prior-year period, due primarily to costs associated with the higher storage activity in the current year.

Other

The Company’s other activities generated a $7.4 loss in the three months ended June 30, 2025, $1.0 less versus prior-year performance. Gains from non-qualified benefit and insurance trusts more than offset higher interest expense in the current year.

Spire Missouri

	Three Months Ended June 30,
	2025	2024
Operating Income [GAAP]	$4.7	$4.8
Operation and maintenance expenses	74.1	72.8
Depreciation and amortization	47.7	44.0
Taxes, other than income taxes	31.7	32.7
Less: Gross receipts tax expense	(13.9)	(16.3)
Contribution Margin [Non-GAAP]	144.3	138.0
Natural gas costs	71.9	94.5
Gross receipts tax expense	13.9	16.3
Operating Revenues	$230.1	$248.8
Net Income	$(13.0)	$(16.8)

Revenues for the quarter ended June 30, 2025 were $18.7 lower than the comparable prior-year period. Lower PGA gas cost recovery reduced revenues by $27.0. Volume, including weather mitigation, further reduced revenues by $2.2. These reduced revenue drivers also resulted in reduced gross receipts taxes of $2.4. These negative impacts were only partly offset by $8.8 incremental ISRS revenues and $4.9 growth attributable to higher off-system sales in the current-year quarter.

Contribution margin for the three months ended June 30, 2025 increased $6.3 from the same period in the prior year, primarily due to the $8.8 incremental ISRS billings that was only partly offset by $2.2 unfavorable volumetric usage net of weather mitigation.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2025 were 20.5% warmer than normal, but 30.4% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 220.5 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 209.2 million CCF for the same period in the prior year. Total off-system volume sold and transported were 17.6 million CCF for the current-year quarter, compared with 13.2 million CCF a year ago.

O&M expenses for the current-year quarter increased $1.3 versus the prior-year quarter. Excluding the impact of the NSC Transfer, O&M expenses were $0.2 higher than the prior-year quarter. After excluding the $3.5 prior year charge relating to the Company’s customer affordability initiative, O&M expenses were $3.7 higher than the prior-year quarter. Lower bad debt expense was more than offset by higher field operations and employee costs.

Depreciation and amortization expenses increased $3.7 versus the prior-year quarter due to ongoing capital investments. Taxes, other than income taxes decreased $1.0 driven by lower pass-through gross receipts taxes partially offset by higher property tax expense.

Reported other income increased by $0.9 versus the prior-year quarter, but decreased $0.2 after removing the impact of the NSC Transfer. Favorable mark-to-market unrealized gains on non-qualified benefit trusts was offset by a $1.5 decrease in gas carrying cost credits. Interest expense decreased $1.0, reflecting lower average short-term interest rates in the current year more than offsetting the incremental interest expense related to higher average debt levels.

Resulting net loss for the quarter ended June 30, 2025 decreased $3.8 versus the prior-year quarter.

Spire Alabama

	Three Months Ended June 30,
	2025	2024
Operating Income [GAAP]	$12.7	$11.3
Operation and maintenance expenses	32.3	33.7
Depreciation and amortization	17.8	18.4
Taxes, other than income taxes	8.0	8.3
Less: Gross receipts tax expense	(5.0)	(5.3)
Contribution Margin [Non-GAAP]	65.8	66.4
Natural gas costs	28.0	31.8
Gross receipts tax expense	5.0	5.3
Operating Revenues	$98.8	$103.5
Net Income	$4.5	$2.9

Operating revenues for the three months ended June 30, 2025 decreased $4.7 from the same period in the prior year. The decrease in operating revenue was principally due to a $4.2 decrease in gas cost recovery, a $1.1 decrease due to volumetric usage (net of weather mitigation), and $1.1 lower CCM benefit in the current year.

Contribution margin was slightly below the prior-year quarter, as a lower CCM benefit was mostly offset by off-system sales and weather-mitigated volumetric impacts.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2025, were 8.2% colder than normal, but 4.1% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 241.3 million CCF for the three months ended June 30, 2025, compared with 231.8 million CCF for the same period in the prior year. Total off-system volume sold and transported were 23.0 million CCF for the current-year quarter, compared with 28.2 million CCF off-system volume sold and transported in last year’s second quarter.

Reported O&M expenses for the three months ended June 30, 2025 decreased $1.4 versus the prior-year quarter. After excluding the impact of the NSC Transfer, O&M expenses in the current year quarter were $1.2 lower than the corresponding prior year period. After excluding the $0.6 prior-year charge relating to the Company’s customer affordability initiative, run-rate O&M expenses were $0.6 lower than the prior-year quarter. Lower employee costs and insurance claims were only partly offset by higher outside services expense.

Depreciation and amortization expenses decreased $0.6 versus the comparable prior-year period as change in rates offset the impact of ongoing capital investments.

Taxes, other than income taxes decreased $0.3 driven by lower pass-through gross receipts taxes.

Interest expense for the current-year quarter decreased $0.8 versus the prior-year quarter, primarily the result of the impact of higher short-term borrowings being more than offset by lower short-term interest rates.

For the quarter ended June 30, 2025, resulting net income increased $1.6 versus the prior-year quarter.

EARNINGS – NINE MONTHS ENDED June 30, 2025

This section contains discussion and analysis of the results for the nine months ended June 30, 2025 compared to the results for the nine months ended June 30, 2024, in total and by registrant and segment.

Spire

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2025
Net Income (Loss) [GAAP]	$263.0	$34.2	$44.0	$(29.7)	$311.5	$5.13
Adjustments, pre-tax:
Fair value and timing adjustments	—	(15.8)	—	—	(15.8)	(0.27)
Income tax effect of adjustments*	—	3.9	—	—	3.9	0.07
Adjusted Earnings (Loss) [Non- GAAP]	$263.0	$22.3	$44.0	$(29.7)	$299.6	$4.93

Nine Months Ended June 30, 2024
Net Income (Loss) [GAAP]	$249.4	$30.7	$18.5	$(21.8)	$276.8	$4.76
Adjustments, pre-tax:
Fair value and timing adjustments	0.1	(9.3)	—	—	(9.2)	(0.16)
Acquisition and restructuring activities	4.4	—	2.1	0.2	6.7	0.12
Income tax effect of adjustments*	(1.1)	2.3	(0.5)	—	0.7	0.01
Adjusted Earnings (Loss) [Non- GAAP]	$252.8	$23.7	$20.1	$(21.6)	$275.0	$4.73

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2025
Operating Income [GAAP]	$416.4	$43.8	$62.9	$1.3	$—	$524.4
Operation and maintenance expenses	351.9	14.8	32.2	13.7	(13.3)	399.3
Depreciation and amortization	207.6	0.9	12.9	0.3	—	221.7
Taxes, other than income taxes	165.0	0.9	3.0	—	(0.1)	168.8
Less: Gross receipts tax expense	(101.4)	(0.2)	—	—	—	(101.6)
Contribution Margin [Non-GAAP]	1,039.5	60.2	111.0	15.3	(13.4)	1,212.6
Natural gas costs	790.3	69.3	3.1	—	(34.6)	828.1
Gross receipts tax expense	101.4	0.2	—	—	—	101.6
Operating Revenues	$1,931.2	$129.7	$114.1	$15.3	$(48.0)	$2,142.3

Nine Months Ended June 30, 2024
Operating Income (Loss) [GAAP]	$401.1	$39.5	$29.5	$(1.6)	$—	$468.5
Operation and maintenance expenses	352.7	14.9	26.0	14.2	(12.6)	395.2
Depreciation and amortization	196.3	1.1	9.5	0.4	—	207.3
Taxes, other than income taxes	175.4	1.1	3.0	—	—	179.5
Less: Gross receipts tax expense	(113.3)	(0.2)	—	—	—	(113.5)
Contribution Margin [Non-GAAP]	1,012.2	56.4	68.0	13.0	(12.6)	1,137.0
Natural gas costs	1,035.1	46.9	0.9	—	(34.2)	1,048.7
Gross receipts tax expense	113.3	0.2	—	—	—	113.5
Operating Revenues	$2,160.6	$103.5	$68.9	$13.0	$(46.8)	$2,299.2

Select variances for the nine m0nths ended June 30, 2025 compared to the nine months ended June 30, 2024 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2025 Versus Fiscal 2024	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income (Loss)	$13.6	$3.5	$25.5	$(7.9)	$34.7
Adjusted Earnings (Loss) [Non-GAAP]	10.2	(1.4)	23.9	(8.1)	24.6
Operating Revenues	(229.4)	26.2	45.2	1.1	(156.9)
Contribution Margin [Non-GAAP]	27.3	3.8	43.0	1.5	75.6
Operation and Maintenance Expenses	(0.8)	(0.1)	6.2	(1.2)	4.1
Interest Expense					(6.3)
Other Income					(19.0)
Income Tax					8.5

The decrease in interest expense reflects lower effective interest rates partially offset by higher average levels of debt in the current year. Weighted-average short-term interest rates were 4.5% in the current-year period versus 5.7% in the prior-year period.

Other income decreased $19.0 versus the prior-year period, $19.5 excluding the impact of the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income. The principal drivers of the decline was a one-time $8.2 pre-tax hedging gain recognized in the prior year period, a decline of gas-carrying cost credits at Spire Missouri of $8.6 and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

Gas Utility

For the nine months ended June 30, 2025, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $13.6 and 10.2, respectively. Adjusted earnings growth was lower than net income growth primarily due to excluding the $3.3 after-tax charge relating to the customer affordability initiative that was recorded in the prior year. The year-to-date change in net income was driven by growth at both Spire Missouri and Spire Alabama totaling $7.9 and $5.5, respectively.

The decrease in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	$(269.5)
Spire Missouri and Spire Alabama – Lower gross receipt taxes	(11.7)
Spire Alabama – Lower current year CCM benefit	(1.1)
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	24.5
Spire Missouri and Spire Alabama – Off-system sales and capacity release	22.2
Spire Missouri and Spire Alabama– Volumetric usage net of weather mitigation	6.3
Spire Alabama – RSE adjustments, net	5.3
All other factors	(5.4)
Total Variation	$(229.4)

The primary driver of the current year decrease in revenue was the $269.5 impact of lower gas cost recoveries across all utilities, driven principally by lower PGA rates at Spire Missouri. This was only partly offset by higher current year ISRS billings and higher off-system sales, impacts of Spire Alabama’s volumetric usage, Spire Missouri weather-mitigated volume, and favorable Spire Alabama RSE adjustments.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	24.5
Spire Alabama – RSE adjustments, net	5.1
Spire Missouri and Spire Alabama – Off-system sales and capacity release	2.8
Spire Alabama – Volumetric usage net of weather mitigation	(4.0)
Spire Alabama – Lower current year CCM benefit	(1.0)
All other factors	(0.1)
Total Variation	$27.3

Contribution margin increased $27.3 versus the comparable prior-year period. Contribution margin benefited from the $24.5 Spire Missouri ISRS growth, $5.1 of growth from Spire Alabama’s RSE adjustments, and higher off-system sales. These favorable impacts more than offset the $4.0 negative impact of Spire Alabama’s volume usage net of weather mitigation adjustments and lower CCM benefit.

Reported operation and maintenance (“O&M”) expenses for the nine months ended June 30, 2025 were $0.8 lower than the nine months ended June 30, 2024. Excluding the impact of the NSC Transfer, O&M expenses were $1.6 lower than the prior-year period. After excluding the $4.4 prior year charge relating to the Company’s customer affordability initiative, O&M expenses were $2.8 higher than the corresponding prior-year period. Higher employee-related costs in the current year were only partly mitigated by lower insurance claims and lower non-payroll costs resulting from customer affordability initiatives implemented last year.

Taxes, other than income taxes, decreased $10.4, primarily due to lower gross receipt taxes resulting from lower revenues. Depreciation and amortization expenses for the quarter ended June 30, 2025 were $11.3 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Interest expense decreased $10.1, with both Spire Missouri and Spire Alabama benefiting mostly from lower average short-term interest rates in the current year. The benefit of gas carrying cost credits at Spire Missouri, included in other income, decreased $8.6 versus the corresponding prior-year period.

Gas Marketing

Including $4.9 (after-tax) favorable mark-to-market activity, net income increased $3.5. The $1.4 year-over-year decrease in adjusted earnings reflects higher storage and transportation fees in the current year.

Contribution margin increased $3.8 versus the prior-year quarter, reflecting the $6.5 (pre-tax) favorable mark-to-market activity. Excluding this impact, contribution margin decreased $2.8, reflecting the higher costs noted above.

O&M expenses were slightly lower than prior-year levels, the result of higher spend on outside services in the current year that were more than offset by lower employee costs.

Midstream

Our Midstream segment includes storage and pipeline operations which currently consist of an approximate year-to-date net income mix of 75% and 25%, respectively. Net income and adjusted earnings for the Company’s Midstream segment for the nine months ended June 30, 2025 versus the comparable prior-year period increased $25.5 and $23.9, respectively. Approximately 90% of the increase was attributable to our storage operations. The increase was driven by higher storage earnings, reflecting increased asset optimization, additional storage capacity and contract renewals at higher rates, combined with the acquisition of MoGas in the second quarter of the prior year.

Revenues in the current year increased $45.2 versus the prior-year period, reflecting the higher rates and activity with storage. O&M expenses were up $6.2 year-over-year, due primarily to costs associated with the higher storage activity in the current year, combined with non-recurring Spire MoGas acquisition costs of $2.1 in the prior year.

Other

The Company’s other activities generated a $29.7 loss in the nine months ended June 30, 2025, $7.9 higher than the prior year. The major contributor to this variance was the $8.2 pre-tax ($6.3 after-tax) interest rate swap gain in the prior year that did not repeat. The remaining variance was mostly a result of higher interest expense in the current year that was offset by lower corporate expenses.

Spire Missouri

	Nine Months Ended June 30,
	2025	2024
Operating Income [GAAP]	$244.1	$233.4
Operation and maintenance expenses	228.1	226.3
Depreciation and amortization	140.4	129.2
Taxes, other than income taxes	123.7	131.0
Less: Gross receipts tax expense	(73.3)	(82.8)
Contribution Margin [Non-GAAP]	663.0	637.1
Natural gas costs	622.9	830.8
Gross receipts tax expense	73.3	82.8
Operating Revenues	$1,359.2	$1,550.7
Net Income	$153.3	$145.4

Revenues for the nine months ended June 30, 2025 were $191.5 lower than the comparable prior-year period. Lower PGA rates reduced gas cost recoveries by $225.1. This reduced revenue driver also resulted in reduced gross receipts taxes of $9.5. These negative impacts were only partly offset by $24.5 incremental ISRS revenues, $18.0 attributable to higher off-system sales in the current-year, and increased weather-mitigated customer usage versus the prior-year period.

Contribution margin for the nine months ended June 30, 2025 increased $25.9 from the same period in the prior year, primarily due to the $24.5 incremental ISRS billings and favorable $0.9 weather-mitigated customer usage impact.

Degree days in Spire Missouri’s service areas during the nine months ended June 30, 2025 were 8.2% warmer than normal, though 11.8% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 1,402.2 million centum (Latin for “hundred”) cubic feet (CCF) for the current year, compared with 1,299.6 million CCF for the same period in the prior year. Total off-system volume sold and transported were 65.5 million CCF for the current-year, compared with 37.0 million CCF a year ago.

Reported O&M expenses for the nine months ended June 30, 2025 increased $1.8 versus the corresponding prior-year period. Excluding the NSC Transfer impact, O&M expense decreased $0.8. After excluding the $3.5 prior-year charge relating to the Company’s customer affordability initiative, O&M expenses were $2.7 higher than the corresponding prior year period. Higher employee-related costs were only partly mitigated by lower bad debt expense costs and lower

Administrative and General (“A&G”) and support function costs resulting from customer affordability initiatives implemented last year.

Depreciation and amortization expenses increased $11.2 versus the comparable prior-year period due to ongoing capital investments. Taxes, other than income taxes decreased $7.3, driven by lower pass-through gross receipts taxes.

Other income declined by $9.0 versus the prior-year period, $11.6 after excluding the impact of the NSC Transfer. The decrease was primarily driven by the decrease in gas carrying cost credits of $8.6 and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts. Interest expense decreased $6.6, primarily reflecting lower average short-term interest rates in the current year that offset the impact of higher average debt levels.

Resulting net income for the nine months ended June 30, 2025 increased $7.9 versus the nine months ended June 30, 2024.

Spire Alabama

	Nine Months Ended June 30,
	2025	2024
Operating Income [GAAP]	$142.7	$137.7
Operation and maintenance expenses	101.8	103.3
Depreciation and amortization	53.5	54.5
Taxes, other than income taxes	33.3	36.4
Less: Gross receipts tax expense	(24.1)	(26.3)
Contribution Margin [Non-GAAP]	307.2	305.6
Natural gas costs	140.3	173.2
Gross receipts tax expense	24.1	26.3
Operating Revenues	$471.6	$505.1
Net Income	$90.2	$84.7

Operating revenues for the nine months ended June 30, 2025 decreased $33.5 from the same period in the prior year. The decrease in operating revenue was principally due to a $44.4 decrease in gas cost recovery, combined with lower gross receipts taxes totaling $2.2. These negative impacts were only partly offset by volumetric usage totaling $5.4, and favorable RSE renewal of $5.3.

Contribution margin was $1.6 higher versus the prior-year period, driven primarily by a net favorable $5.1 RSE update and higher off-system sales, partially offset by net unfavorable volume usage and weather mitigation adjustments of $4.0 and $1.0 lower CCM benefit.

As measured in degree days, temperatures in Spire Alabama’s service area during the nine months ended June 30, 2025, were 4.2% warmer than normal, but 2.9% colder than a year ago. Spire Alabama’s total system volume sold and transported were 845.9 million CCF for the nine months ended June 30, 2025, compared with 783.9 million CCF for the same period in the prior year. Total off-system volume sold and transported were 58.5 million CCF for the current-year period, compared with 62.1 million CCF off-system volume sold and transported in the prior-year period.

Reported O&M expenses for the nine months ended June 30, 2025 declined $1.5 versus the comparable prior-year period. After excluding the impact of the NSC Transfer, O&M expenses in the current year were $0.2 higher than the corresponding prior-year period. Higher payroll costs and bad debt expense were only partially offset by A&G and support function costs resulting from customer affordability initiatives implemented over the last year.

Depreciation and amortization expenses decreased $1.0 versus the comparable prior-year period as changes in rates offset the impact of ongoing capital investments. Taxes, other than income taxes decreased $3.1, driven by lower pass-through gross receipts taxes.

Interest expense for the current-year decreased $3.2 versus the prior year, primarily the result of lower short-term borrowings combined with lower short-term interest rates.

For the nine months ended June 30, 2025, resulting net income increased $5.5 versus the nine months ended June 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Nine Months Ended June 30,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$582.9	$829.5
Net cash used in investing activities	(696.7)	(802.0)
Net cash provided by (used in) financing activities	127.0	(19.6)

For the nine months ended June 30, 2025, net cash from operating activities decreased $246.6 from the corresponding period of fiscal 2024. The key drivers of the unfavorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

For the nine months ended June 30, 2025, net cash used in investing activities was $105.3 less than the same period in the prior year due to payments for business acquisitions (net of cash acquired) of $175.9 for MoGas in the prior year. However, total capital expenditures were $68.2 higher than last year, with a $100.2 spending increase in the Utilities driven by infrastructure upgrades, advanced meter installations, and new business offset by a $31.8 spending decrease for Midstream.

Lastly, for the nine months ended June 30, 2025, net cash provided by financing activities increased $146.6 versus the nine months ended June 30, 2024. In the first nine months of fiscal 2025, there was a $205.5 increase of debt, while debt decreased $166.1 in the first nine months of fiscal 2024. The relative cash inflow of those changes were partially offset by a $211.2 decrease in cash from issuance of common stock and a relative net increase in cash outflow from dividends paid on common stock of $11.5 this year.

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

Spire’s material cash requirements as of June 30, 2025, are related to capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. There were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024. Total Company capital expenditures are planned to be approximately $875 for fiscal 2025.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to credit and capital markets and will have sufficient liquidity and capital resources, both internal and external, to meet anticipated requirements. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). The debt ratings of the Company, Spire Missouri and Spire Alabama (shown in the following table) remain at investment grade with a stable outlook for Moody’s. S&P ratings also remain at investment grade with a negative outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB	Baa2
Spire Inc. preferred stock	BBB-	Ba1
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	BBB+	A2

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of June 30, 2025.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire’s $1,500.0 revolving credit facility. For information about these resources, see Note 6, Financing, of the Notes to Financial Statements in Item 1 and “Interest Rate Risk” under “Market Risk” below.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% equity at June 30, 2025 and 46% equity at September 30, 2024, respectively. At June 30, 2025, Spire had outstanding principal of long-term debt totaling $3,914.1, of which $1,968.0 was issued by Spire Missouri, $750.0 was issued by Spire Alabama, and $216.1 was issued by other subsidiaries.

Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. As of June 30, 2025, approximately $625.4 may still be issued under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 201,102 and 218,141 shares at June 30, 2025 and September 30, 2024, respectively, remaining available for issuance under this Form S-3. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 7, 2028.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and include regulatory accounting, employee benefits and postretirement obligations, impairment of long-lived assets, and income taxes. There were no significant changes to critical accounting estimates during the nine months ended June 30, 2025.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2025, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At June 30, 2025, the following swaps were outstanding:

Fiscal Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2025 Mark-to- Market Gain	Net Asset
Q3 2023	10	$25.0	3.0180%	$0.9	$1.6
Q1 2024	10	25.0	3.4000%	0.8	0.8
Q1 2024	10	25.0	3.5350%	0.9	0.7
Q1 2024	10	25.0	3.4500%	0.9	0.8
Q1 2024	10	25.0	3.5250%	0.9	0.6
Q4 2024	10	25.0	3.5410%	0.8	0.5
Q4 2024	10	25.0	3.5520%	0.8	0.5
Q4 2024	10	25.0	3.4260%	0.8	0.8
Q4 2024	10	25.0	3.5770%	0.8	0.5
Q4 2024	10	25.0	3.4500%	0.9	0.8
Q4 2024	10	25.0	3.3500%	1.0	1.1
Q1 2025	1.5	125.0	3.5670%	0.4	0.4
Q1 2025	1.5	225.0	3.5670%	0.8	0.8
Q3 2025	10	25.0	3.5795%	0.4	0.4
Q3 2025	10	25.0	3.6105%	0.4	0.4
Q3 2025	10	25.0	3.6570%	0.4	0.4
Q3 2025	10	25.0	3.7630%	0.5	0.5
		$725.0		$12.4	$11.6

The two interest rate swaps entered into during the first quarter of fiscal 2025 are hedging $350.0 of the Company's short-term commercial paper program. As of June 30, 2025, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $12.4 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	54	$76.54	—	—
May 1, 2025 - Mayl 31, 2025	—	—	—	—
June 1, 2025 – June 30, 2025	—	—	—	—
Total	54	76.54	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2025, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement, dated as of April 29, 2025, by and between the Company and Scott Doyle; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 29, 2025.
10.2

Separation Agreement and General Release, dated as of April 29, 2025, by and between the Company and Steven Lindsey; filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed April 29, 2025.

10.3

Fortieth Supplemental Indenture, dated as of May 1, 2025, between Spire Missouri Inc. and Regions Bank, as trustee; filed as Exhibit 4.36 to the Company’s Registration Statement on Form S-3 filed May 7, 2025.

10.4	Spire Deferred Income Plan, Amended and Restated effective October 1, 2025
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 5, 2025	By:	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 5, 2025	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	August 5, 2025	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)