Form 10-K
period 2025-09-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2025-11-14
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

The aggregate market value of the common equity held by non-affiliates of Spire Inc. amounted to $4,420,436,221 as of March 31, 2025. All of Spire Missouri Inc.’s and Spire Alabama Inc.’s equity securities are owned by Spire Inc., their parent company and a reporting company under the Exchange Act.

The number of shares outstanding of each registrant’s common stock, as of November 10, 2025, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	59,038,129
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,822
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of proxy statement for Spire Inc. to be filed on or about December 16, 2025 — Part III.

Certain exhibits as indicated in Part IV.

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

AOCI	Accumulated other comprehensive income or loss	NYMEX	New York Mercantile Exchange, Inc.

APSC	Alabama Public Service Commission	NYSE	New York Stock Exchange

ASC	Accounting Standards Codification	O&M	Operation and maintenance expense

ASU	Accounting Standards Update	OCI	Other comprehensive income or loss

CCF	A gas measurement which represents a unit of volume equal to one hundred cubic feet	OFO	Operational Flow Order

CCM	Cost Control Measure	PGA	Purchased Gas Adjustment

Company	Spire and its subsidiaries unless the context suggests otherwise	RSE	Rate Stabilization and Equalization

EPS	Earnings per share	SEC	U.S. Securities and Exchange Commission

ESR	Enhanced Stability Reserve	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ICE	Intercontinental Exchange	Spire MoGas Pipeline or MoGas	Spire MoGas Pipeline LLC, a 263-mile FERC-regulated natural gas pipeline, together with Omega Pipeline, a connected 75-mile distribution system in Missouri

ISRS	Infrastructure System Replacement Surcharge	Spire STL Pipeline	Spire STL Pipeline LLC, a 65-mile FERC-regulated natural gas pipeline it constructed and operates to deliver natural gas into eastern Missouri

Midstream	Segment including Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC

MMBtu	Million British thermal units	U.S.	United States

MoPSC	Missouri Public Service Commission	Utilities	Spire Missouri, Spire Alabama, and the subsidiaries of Spire EnergySouth

MSPSC	Mississippi Public Service Commission

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
•
incentive regulation,
•
industry structure,
•
purchased gas adjustment provisions,
•
rate design structure and implementation,
•
capital structures established for rate-setting purposes,
•
regulatory assets and liabilities,
•
non-regulated and affiliate transactions,
•
franchise renewals,
•
authorization to operate facilities,
•
environmental or safety matters, including the potential impact of legislative and regulatory actions related to climate change and pipeline safety and security,
•
taxes,
•
pension and other postretirement benefit liabilities and funding obligations, or
•
accounting standards;
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

Company News and Information

Spire uses its website, SpireEnergy.com, as its primary channel for distribution of important information including news releases, analyst presentations and financial information. The information Spire, Spire Missouri and Spire Alabama file or furnish to the United States (U.S.) Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and their amendments, and proxy statements are available free of charge under “Filings & Reports” in the Investors section of Spire’s website, SpireEnergy.com, as soon as reasonably practical after the information is filed with or furnished to the SEC. Information contained on Spire’s website is not incorporated by reference in this report. The SEC also maintains a website that contains Spire’s SEC filings (sec.gov).

Human Capital Resources

As of September 30, 2025, Spire had 3,497 employees, including 1,956 for Spire Missouri and 748 for Spire Alabama. We believe that:

1.
the safety and well-being of our employees, customers and communities is one of our most important responsibilities,
2.
the development, education and advancement of employees is key to delivering a strong energy future, and
3.
inclusion is a core value, embracing differences and fostering a sense of belonging for each other and those we serve.

We continue to implement processes, procedures and programs that reflect our focus on consistently reducing our employee injury and motor vehicle accident rates. Our Good Catch program and Field Safety Observations encourage employees to proactively identify, mitigate and report workplace hazards, reducing potential work-related injuries. We also utilize safety cameras in all Company vehicles, which are accompanied by real-time, in-cab driver alerts and virtual and managed driver coaching, to promote safe driving habits. In 2025, core driving metrics showed significant improvements in areas of speed, following distance, distracted driving and positive driving behaviors. Also in 2025, senior management significantly increased engagement with safety leaders throughout the Company in new and more direct ways to promote safety awareness, communications, alignment of priorities and to address pressing issues in the field.

Supporting wellness, we offer incentives for weight management and gym membership, as well as employee assistance programs to provide counseling services and emotional support, and we have a formalized comprehensive well-being program that focuses on the physical, emotional, social and financial health of every employee.

All employees have access to a comprehensive suite of development resources, including customized training programs, developmental assessments, specialized degree opportunities, and partnerships with leading organizations offering industry-specific courses, leadership and management workshops, and computer application development seminars. In

2025, Spire delivered tailored leadership development programs across all organizational levels. For directors, managing directors, and officers, we continued our Leadership Development Series, emphasizing inclusive leadership and exemplary management practices. For leaders in field operations, we facilitated the Leading the Field program, which combines two-day, instructor-led sessions with computer-based training and structured manager engagement. Frontline leaders participated in the Leading Spire Series, designed to enhance leadership capabilities, business acumen, and people management skills. Additionally, with the exception of officers, all employees are eligible for up to $6,000 annually in tuition assistance and have access to the Spire Learning Center, our internal learning management system that supports ongoing education and skill development. In their first year, each construction and maintenance employee receives 80 hours of safety training, while each service and installation employee receives 200 hours of training. Field operations employees average 24 hours of technical and procedural training annually.

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

The following table presents the Company’s various labor agreements as of September 30, 2025.

		Employees	Contract Start	Contract End
Union	Local	Covered	Date	Date
Spire Missouri
United Steel, Paper and Forestry, Rubber Manufacturing, Allied- Industrial and Service Workers International Union (USW)	884	67	August 1, 2024	July 31, 2027
USW	11-6	911	August 1, 2024	July 31, 2027
USW	11-6-03	58	August 1, 2024	July 31, 2027
USW	12561	133	August 26, 2025	July 31, 2028
USW	14228	40	August 26, 2025	July 31, 2028
USW	11-267	28	August 26, 2025	July 31, 2028
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Kansas City	235	August 26, 2025	July 31, 2028
Gas Workers Metal Trades locals of the United Association of Journeyman and Apprentices of the Plumbing and Pipefitting Industry of the United States and Canada	781-Monett	49	August 26, 2025	July 31, 2028
Total Spire Missouri		1,521

Spire Alabama
USW	12030	193	May 1, 2023	April 30, 2026
United Association of Gas Fitters	548	196	May 1, 2025	April 30, 2028
Total Spire Alabama		389

Spire Gulf
USW	541	59	August 1, 2023	July 31, 2026

Total Spire		1,969

GAS UTILITY

Overview

Spire Missouri is a public utility engaged in the purchase, retail distribution and sale of natural gas. Spire Missouri is the largest natural gas distribution utility system in Missouri, serving approximately 1.2 million residential, commercial and industrial customers in St. Louis, Kansas City, and other areas in Missouri. Spire Missouri purchases natural gas in the wholesale market from producers and marketers and ships the gas through interstate pipelines into its own distribution facilities for sale to residential, commercial and industrial customers. Spire Missouri also transports gas through its distribution system for certain larger customers who buy their own gas on the wholesale market. Spire Missouri delivers natural gas to customers at rates and in accordance with tariffs authorized by the Missouri Public Service Commission ("MoPSC"), primarily through rate cases that can take up to eleven months to be finalized. The earnings of Spire Missouri are primarily generated by the sale of heating energy.

Spire Alabama is a public utility engaged in the purchase, retail distribution and sale of natural gas principally in central and northern Alabama, serving more than 0.4 million residential, commercial and industrial customers. Spire Alabama is the largest natural gas distribution utility in the state of Alabama and is regulated by the Alabama Public Service Commission ("APSC"). Among the cities served by Spire Alabama are Birmingham, the center of the largest metropolitan area in the state, and Montgomery, the state capital. Spire Alabama purchases natural gas through interstate and intrastate suppliers and distributes the purchased gas through its distribution facilities for sale to residential, commercial, and industrial customers and other end-users of natural gas. Spire Alabama also transports gas through its distribution system for certain large commercial and industrial customers for a transportation fee. For most of these transportation service customers, Spire Alabama also purchases gas on the wholesale market for sale to the customer upon delivery to the Spire Alabama distribution system. All Spire Alabama services are provided to customers at rates and in accordance with tariffs authorized by the APSC.

Spire Gulf and Spire Mississippi (collectively, “Spire EnergySouth”) are utilities engaged in the purchase, retail distribution and sale of natural gas to 0.1 million customers in the Mobile, Alabama area and south-central Mississippi. Spire Gulf is regulated by the APSC, and Spire Mississippi is regulated by the Mississippi Public Service Commission ("MSPSC").

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

Spire Missouri and Spire Alabama also have off-system sales and capacity-released income streams that are regulated by tariff but remain subject to fluctuations in market conditions. Some of the factors impacting the level of off-system sales include the availability and cost of Spire’s natural gas supply, the weather in its service areas and the weather in other markets. When Spire’s service areas experience warmer-than-normal weather while other markets experience colder weather or supply constraints, some of Spire’s natural gas supply is available for sale to third parties not on Spire’s system.

The Utilities work actively to reduce the impact of wholesale natural gas price volatility on their costs by strategically structuring their natural gas supply portfolios to increase their gas supply availability and pricing alternatives. They may also use derivative instruments to hedge against significant changes in the commodity price of natural gas. Nevertheless, the overall cost of purchased gas remains subject to fluctuations in market conditions. The Purchased Gas Adjustment ("PGA") clause of Spire Missouri, Spire Gulf and Spire Mississippi and the Gas Supply Adjustment ("GSA") rider of Spire Alabama allow the Utilities to flow through to customers, subject to prudence review by the public service commissions, the cost of purchased gas supplies, including costs, cost reductions and related carrying costs associated with the use of derivative instruments to mitigate volatility in the cost of natural gas. As of September 30, 2025, Spire Missouri had active derivative positions, but Spire Alabama has had no gas supply derivative instrument activity since 2010. The Utilities believe they will continue to be able to obtain sufficient gas supply. The price of natural gas supplies and other economic conditions may affect sales volumes, due to the conservation efforts of customers, and cash flows associated with the timing of collection of gas costs and related accounts receivable from customers.

Operating Revenues, Customers, Franchises and Competition

The following tables present information on Spire’s revenues and volume sold and transported (before intersegment eliminations), and annual average numbers of customers for the three years ended September 30, 2025, 2024 and 2023.

Gas Utility Operating Revenues
(% of Total)	2025	2024	2023
Residential	66%	66%	67%
Commercial & Industrial	23%	24%	25%
Transportation	6%	5%	5%
Other	5%	5%	3%
Total	100%	100%	100%

Gas Utility Volume Sold and Transported
(In millions of CCF)	2025	2024	2023
Residential	948.8	890.8	965.3
Commercial & Industrial	463.4	437.9	468.7
Transportation	1,689.4	1,621.1	1,662.9
Interruptible	12.3	10.6	10.9
Total System	3,113.9	2,960.4	3,107.8
Off-System	161.3	129.1	112.9
Total	3,275.2	3,089.5	3,220.7

Gas Utility Customers	2025	2024	2023
Residential	1,630,625	1,627,111	1,621,822
Commercial & Industrial	112,830	112,744	112,753
Transportation	1,037	1,029	1,013
Interruptible	45	44	45
Total	1,744,537	1,740,928	1,735,633

Total annual average number of customers for Spire Missouri and Spire Alabama for fiscal 2025 was 1,213,375 and 429,628, respectively.

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

The principal competition for the Utilities comes from the local electric companies. Other competitors in the service areas include suppliers of fuel oil, coal, and propane, as well as natural gas pipelines that can directly connect to large volume customers. Coal has historically been cost-competitive for large boiler plant loads, but environmental regulations and decarbonization objectives have shifted the economic advantage to natural gas. Oil and propane can be used to fuel boiler loads and certain direct-fired process applications, but these fuels require on-site storage, thus limiting their competitiveness. Competition also comes from district steam systems in the downtown areas of both St. Louis and Kansas City and from municipally or publicly owned natural gas distributors located adjacent to the Alabama service territories. Direct use of renewables is expected to continue to grow in the future and compete against distributed generation using natural gas.

Residential, commercial, and industrial customers represent approximately 92% and 81% of fiscal 2025 operating revenues for Spire Missouri and Spire Alabama, respectively. Given the current level of natural gas supply and market conditions, the Utilities believe that the relative comparison of natural gas equipment and operating costs with those of competitive fuels will not change significantly in the foreseeable future, and that these markets will continue to be supplied by natural gas. In new multi-family and commercial rental markets, the Utilities’ competitive exposures are presently limited to space and water heating applications.

Spire Missouri and Spire Alabama provide gas transportation service to large commercial and industrial customers. In fiscal 2025, transportation customers represented approximately 2% of operating revenues for Spire Missouri and 16% for Spire Alabama. The Spire Missouri tariff for this service produces a margin comparable to what Spire Missouri would earn under its regular sales rates. Similarly, Spire Alabama’s tariff is based on its sales profit margin, ensuring operating margins remain unaffected.

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

Spire Missouri focuses its gas supply portfolio on a number of large natural gas suppliers with equity ownership or control of assets strategically situated to complement its regionally diverse firm transportation arrangements. Spire Missouri utilizes Midcontinent, Gulf Coast, Northeast, and Rocky Mountain gas sources to provide a level of supply diversity that facilitates the optimization of pricing differentials as well as protecting against the potential of regional supply disruptions. Further, Spire STL Pipeline may deliver up to 400,000 million British thermal units (MMBtu) per day of natural gas into eastern Missouri, of which Spire Missouri is the foundation shipper with a contractual commitment of 350,000 MMBtu per day.

In fiscal 2025, Spire Missouri purchased natural gas from 39 different suppliers to meet its total service area current gas sales and storage injection requirements. Spire Missouri entered into firm agreements with suppliers including major producers and marketers providing flexibility to meet the temperature-sensitive needs of its customers. Natural gas purchased by Spire Missouri for delivery to its service areas included 36.5 Bcf through the Enable Mississippi River Transmission LLC (MRT) system, 27.6 billion cubic feet (Bcf) through the Southern Star Central Gas Pipeline, Inc. (Southern Star) system, 22.2 Bcf through the Panhandle Eastern Pipe Line Company, LP (PEPL) system, 17.9 Bcf through the Spire STL Pipeline, 7.8 Bcf through the Tallgrass Interstate Gas Transmission, LLC (TIGT) system, 7.7 Bcf through the Spire Mogas Pipeline, and 1.5 Bcf through the Rockies Express Pipeline, LLC (REX) system. Spire Missouri also holds firm transportation arrangements on several other interstate pipeline systems that provide access to gas supplies upstream. Some of Spire Missouri’s commercial and industrial customers purchased their own gas with Spire Missouri transporting 52.69 Bcf to them through its distribution system.

The fiscal 2025 peak day send out of natural gas to Spire Missouri East customers, including transportation customers, occurred on January 21, 2025. The average temperature was 9 degrees Fahrenheit in St. Louis, and on that day Spire Missouri East customers consumed 0.95 Bcf of natural gas. This peak day demand was met with natural gas transported to St. Louis through the MRT, Spire MoGas Pipeline LLC, Spire STL Pipeline, and Southern Star transportation systems, and from Spire Missouri’s on-system storage.

The fiscal 2025 peak day send out of natural gas to Spire Missouri West customers, including transportation customers, occurred on February 18, 2025. The average temperature was 7 degrees Fahrenheit in Kansas City, and on that day Spire Missouri West customers consumed 0.84 Bcf of natural gas. This peak day demand was met with natural gas transported to Kansas City through the Southern Star, PEPL, TIGT, and REX transportation systems.

Spire Alabama’s distribution system is connected to two major interstate natural gas pipeline systems, Southern Natural Gas Company, L.L.C. ("SNG") and Transcontinental Gas Pipe Line Company, LLC ("Transco"). It is also connected to two intrastate natural gas pipeline systems.

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

In fiscal 2025, Spire Alabama purchased natural gas from 20 different suppliers to meet current gas sales, storage injection, and liquefied natural gas (LNG) liquefaction requirements, of which one supplier is under a long-term supply agreement. Approximately 55.3 Bcf was purchased for delivery by SNG, 8.9 Bcf by Transco, and 16.2 Bcf through intrastate pipelines to the Spire Alabama delivery points for its residential, commercial, and industrial customers.

The fiscal 2025 peak day send out for Spire Alabama was 0.6 Bcf of natural gas on January 21, 2025, when the average temperature was 20 degrees Fahrenheit in Birmingham, of which 75% was met with supplies transported through SNG, Transco, and intrastate facilities. The remaining 25% was fulfilled with LNG.

Spire Gulf’s distribution system is directly connected to interstate pipelines, natural gas processing plants and gas storage facilities. Spire Gulf buys from a variety of producers and marketers, with BP Energy Company being the primary supplier.

Natural Gas Storage

Spire Missouri believes it currently has ample storage capacity to meet the demands of its distribution system, particularly to augment its supply during peak demand periods. Spire Missouri has a contractual right to store 22.0 Bcf of gas in MRT’s storage facility located in Unionville, Louisiana, 16.3 Bcf of gas storage in Southern Star’s system storage facilities located in Kansas and Oklahoma, and 1.4 Bcf of firm storage on PEPL’s system storage. MRT’s tariffs allow injections into storage from May 1 through November 1 and require the withdrawal from storage of all but 4.4 Bcf from November 1 through May 1. Southern Star tariffs allow both injections and withdrawals into storage year-round with ratchets that restrict the associated flows dependent upon the underlying inventory level per the contracts.

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

Spire Alabama has a contractual right to store 12.7 Bcf of gas with SNG, 0.5 Bcf of gas with Gulf South Pipeline, 0.2 Bcf of gas with Transco and 0.2 Bcf of gas with Tennessee Gas Pipeline. In addition, Spire Alabama has 2.0 Bcf of on-system LNG storage that can provide the system with up to an additional 0.2 Bcf of natural gas daily to meet peak day demand.

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

GAS MARKETING

Spire Marketing is engaged in the marketing of natural gas and related services throughout the U.S., which includes customers inside and outside of the Utilities’ service areas. For fiscal 2025 and 2024, Spire Marketing volumes averaged 1.22 Bcf/day and 1.32 Bcf/day, respectively. The majority of Spire Marketing’s business is derived from the procurement and physical delivery of natural gas to a diverse customer base, primarily in the central and southern U.S. Through its retail operations, Spire Marketing offers natural gas marketing services to large commercial and industrial customers, while its wholesale business consists of producers, pipelines, power generators, municipalities, storage operators, and utility companies. Wholesale activities currently represent a majority of the total Gas Marketing business. The Gas Marketing strategy is to leverage its market expertise and risk management skills to manage and optimize the value of its portfolio of commodity, transportation, park and loan, and storage contracts while controlling costs and acting on new marketplace opportunities.

In the course of its business, Spire Marketing enters into agreements to purchase natural gas at a future date in order to lock up supply to cover future sales commitments to its customers. To secure access to the markets it serves, Spire Marketing contracts for transportation capacity on various pipelines from pipeline companies directly and from other parties through the secondary capacity market. Throughout fiscal 2025, Spire Marketing held approximately 1 Bcf per day of firm transportation capacity. In addition, to ensure reliability of service and to provide operational flexibility, Spire Marketing enters into firm storage contracts and interruptible park and loan transactions with various companies, where it is able to buy and retain gas to be delivered at a future date, at which time it sells the natural gas to third parties. As of September 30, 2025, Spire Marketing has contracted for approximately 18 Bcf of such storage and park and loan capacity for the 2025-2026 winter season.

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

MIDSTREAM

Spire’s midstream operations consist of Spire Storage West, Spire Storage Salt Plains (jointly, ‘Spire Storage’), Spire STL Pipeline, and Spire MoGas Pipeline, all at least partially under the jurisdiction of the Federal Energy Regulatory Commission (FERC). On October 8, 2025, FERC approved the merger of Spire STL Pipeline into Spire MoGas Pipeline, consolidating operations under a single certificate and tariff while maintaining existing rates and service continuity.

Spire Storage West, located in southwestern Wyoming, consists of two storage fields operating under one FERC market-based rate tariff currently certificated to provide up to approximately 55 Bcf of natural gas storage working gas capacity to customers primarily in the western region of the U.S. The actual working gas capacity was approximately 23 Bcf as of September 30, 2025.

Spire Storage Salt Plains is located in north central Oklahoma and serves markets in the midcontinent and midwestern U.S. Spire Storage Salt Plains is connected to Southern Star Pipeline and Oklahoma Gas Transmission. The facility operates under intrastate regulation with authorizations from FERC under Section 311 of the Natural Gas Policy Act to provide certain interstate storage, transportation, and hub services. Salt Plains is authorized to provide up to 17 Bcf of natural gas storage working gas capacity. The actual working gas capacity was approximately 11 Bcf as of September 30, 2025.

Spire STL Pipeline owns and operates a FERC-regulated 65-mile pipeline connecting the Rockies Express Pipeline in Scott County, Illinois, to delivery points in St. Charles County and St. Louis County, Missouri, including Spire MoGas Pipeline and Spire Missouri’s storage facility, and its operating revenue is derived primarily from Spire Missouri as its foundation shipper.

Spire MoGas Pipeline (or simply “MoGas”) consists of a 263-mile FERC-regulated natural gas pipeline and a wholly owned subsidiary - a connected 75-mile gas distribution system. The MoGas pipeline, connected to the Rockies Express Pipeline, Panhandle Eastern Pipeline, Mississippi River Transmission and Spire STL Pipeline, serves natural gas utilities/municipals in western St. Louis and south-central Missouri. The distribution system serves the U.S. Army’s Fort Leonard Wood near Rolla, Missouri.

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

In March 2024, the SEC adopted the final climate disclosure rules to enhance and standardize climate-related disclosures by public companies. These rules were immediately challenged in court and were voluntarily stayed by the SEC in April 2024. In March 2025, the SEC voted to end its defense of the rules, and in September 2025, the Eighth Circuit issued an order holding the case abeyance until the SEC decides to rescind, repeal, revise, or defend the rules. Accordingly, the rules remain stayed. If the rules, or similar rules, become effective in the future, compliance could require significant additional expenditures.

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

The MoPSC also approves Spire Missouri’s Infrastructure System Replacement Surcharge ("ISRS"). The ISRS allows Spire Missouri expedited recovery for its investment to upgrade its infrastructure and enhance its safety and reliability without the necessity of a formal rate case. Such investments are subject to review, and there is risk that any material disallowance of costs under ISRS could adversely affect the timing of revenues and cash flows. Without legislative action, the ISRS statute related to gas utilities will expire on August 28, 2029.

The Utilities’ ability to obtain and timely implement rate increases and rate supplements to maintain the current rate of return is subject to regulatory review and approval. There can be no assurance that they will be able to obtain rate increases or rate supplements or continue earning the current authorized rates of return. The Rate Stabilization and Equalization (RSE) mechanism, which requires Spire Alabama and Spire Gulf to file an annual rate review based on the utility’s budget for the upcoming fiscal year, was last renewed in 2022, and absent a Commission order modifying Spire Alabama’s tariff, the existing RSE terms shall continue in effect beyond September 30, 2025. Spire Mississippi is subject to regulation by the MSPSC and utilizes the Rate Stabilization Adjustment ("RSA") Rider. For further details, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

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

The U.S. Pipeline and Hazardous Materials Safety Administration ("PHMSA") requires pipeline and natural gas storage operators to develop integrity management programs to evaluate their pipelines comprehensively and to take additional measures to protect pipeline segments located in areas where a leak or rupture could potentially do the most harm. The Company is required to maintain programs that are intended to assess pipeline integrity. Any repair, remediation, preventative or mitigating actions may require significant capital and operating expenditures. PHMSA constantly updates its regulations to ensure the highest levels of pipeline safety. As the operator of pipelines, Spire is required to:

•
perform ongoing assessments of pipeline integrity;
•
identify and characterize applicable threats to pipelines;
•
improve data collection, integration and analysis;
•
repair and remediate the pipeline as necessary; and

•
implement preventative and mitigating actions.

The PHMSA advisory bulletin to the Protecting Our Infrastructure of Pipelines and Enhancing Safety (PIPES) Act of 2020 was rescinded June 13, 2025. This would have, among other things, required the evaluation of steps taken to prevent and mitigate unintentional and intentional emissions from natural gas releases, e.g. increased the frequency of leak detection surveys, promoted advanced leak detection programs, and required accelerated repair of leaks found. Additionally, it would have required operators to have written O&M plans to address not only public safety, but also the protection of the environment. At this time, it is indeterminable if or when such regulation might go into effect. Nonetheless, the company will continue to implement Advanced Mobile Leak Detection in its service territories over the next three years.

The Transportation Security Administration ("TSA") requires owners and operators of specified pipeline facilities to take action to prevent disruption and degradation to their infrastructure to achieve the following security outcomes:

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

The Company has significantly reduced its current federal and state income tax obligations over the past few years through tax planning strategies and application of tax rules, including the use of bonus depreciation deductions for certain property expenditures. As a result, the Company generated large annual taxable losses that have resulted in significant federal and state net operating losses ("NOLs"). The Company plans to utilize these NOLs in the future. The value of these NOLs could be reduced if the Company cannot generate sufficient taxable income to utilize all of the NOLs before they expire, or if changes in income tax policy, lower-than-expected financial performance, or regulatory actions occur.

On July 4, 2025, U.S. tax legislation known as the One Big Beautiful Bill Act ("OBBBA") was enacted, which made permanent many provisions of the Tax Cuts and Jobs Act of 2017 and introduced additional changes to U.S. corporate tax rules, some of which become effective in 2026. While OBBBA is not expected to have a material impact to our financial condition or results of operations, future legislative changes, including potential modifications to OBBBA or other tax reforms, could adversely impact the Company. These impacts could include reducing the value of its NOLs and could result in material charges to earnings. Further, the Company’s financial condition and results of operations may be adversely impacted.

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

As a participant in the natural gas market, Spire Marketing is subject to applicable statutes, rules, regulations and orders administered by FERC and the Commodity Futures Trading Commission ("CFTC"), including those directed generally to prevent fraud or manipulation involving natural gas transactions (physical or financial transactions). Spire Marketing could be subject to fines, penalties, business interruption or other enforcement actions by the FERC or CFTC, or both, for failure to comply with such rules. New regulatory and legislative actions may adversely impact Spire Marketing’s results of operations and financial condition by potentially reducing customer growth opportunities and/or increasing the costs of doing business.

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

Transporting, distributing, and storing natural gas and propane involves numerous risks that may result in accidents and other operational issues.

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

Spire Storage is subject to competition from similar services provided by pipelines and from competing independent storage providers capable of serving its customers. Natural gas storage is a competitive business, with competitors having the ability to expand storage capacity. Increased competition in the natural gas storage business could reduce the demand and drive rates down for the Company’s natural gas storage services. To a lesser extent, competition and the price differences between natural gas hubs can also impact the volumes and rates of our interstate pipelines.

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

Although the Company has, when possible, developed alternative sources of technology and built redundancy into its computer networks and tools, there can be no assurance these efforts to date would protect against all potential issues related to the loss of any such technologies or the Company’s use of such technologies. While the Company assesses the cyber protection of its vendors, the Company’s use of an outside party presents cyber exposure that must also be carefully managed.

A cyberattack may disrupt the Company’s operations or lead to a loss or misuse of confidential and proprietary information or potential liability.

The Company is subject to cybersecurity risks primarily related to breaches of security pertaining to sensitive customer, employee, and vendor information maintained by the Company, its subsidiaries, or its third-party vendors in the normal course of business, as well as breaches in the technology that manages natural gas supply and control operations and other business processes. A loss of confidential or proprietary data or security breaches of technology for operations or business processes could adversely affect the Company’s reputation, diminish customer confidence, disrupt operations, and subject the Company to possible financial liability, any of which could have a material effect on its financial condition and results of operations. Despite Company policy restrictions on artificial intelligence ("AI"), whitelisting of sites, and contractual limitations on vendors’ use of AI, there is also a risk of inadvertent sharing of confidential or proprietary data through the inappropriate use of open AI tools.

The Company acknowledges increased dependence on technology increases its exposure to cyberattack. The Company closely monitors both preventive and detective measures to manage these risks and maintain cyber risk insurance to mitigate a significant portion, but not all, of these risks and losses. To the extent that the occurrence of any of these cyber events is self-insured or not covered by insurance, it could adversely affect the Company’s financial condition and results of operations. In the event of a material cyber event, the Company is required to inform investors and to publicly disclose the nature of such an event to comply with SEC rules and regulations.

The Company’s business activities are concentrated in a few states and regions.

The Utilities provide natural gas distribution services to customers in Alabama, Mississippi, and Missouri. On July 27, 2025 the Company entered into an agreement to purchase the Tennessee natural gas local distribution company business of Piedmont Natural Gas Company, Inc. ("Piedmont Natural Gas") from Duke Energy Corporation ("Duke Energy"). Midstream is focused on the Rocky Mountain/Western and Midcontinent regions. Changes in the regional economies, politics, regulations and weather patterns of these states could negatively impact growth opportunities and the usage patterns and financial condition of customers and could adversely affect earnings, cash flows, and financial position.

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

Currently, Spire, Spire Missouri, and Spire Alabama have investment-grade credit ratings. There is no assurance such credit ratings for any of these companies will remain in effect for any given period or such ratings will not be lowered, suspended or withdrawn entirely by the rating agencies, if, in each rating agency’s judgment, circumstances so warrant. Spire has a working capital line of credit to meet its short-term liquidity needs. Spire’s line of credit may be used to meet the liquidity needs of any of its subsidiaries, subject to sublimits. If the rating agencies lowered the credit rating at any of these entities, particularly below investment grade, it might significantly limit that entity’s ability to secure new or additional credit facilities and would increase its costs of borrowing. Spire’s and the Utilities’ ability to borrow under current or new credit facilities and costs of that borrowing have a direct impact on their ability to execute their operating strategies.

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

Competition in the marketplace and fluctuations in natural gas commodity prices have a direct impact on Spire Marketing. Changing market conditions and prices, the narrowing of regional and seasonal price differentials and limited future price volatility may adversely impact its sales margins or affect its ability to procure gas supplies and/or to serve certain customers, which may reduce sales profitability and/or increase certain credit requirements caused by reductions in netting capability. Although the FERC regulates the interstate transportation of natural gas and establishes the general terms and conditions under which Spire Marketing may use interstate gas pipeline capacity to purchase and transport natural gas, Spire Marketing must occasionally renegotiate its transportation agreements with a concentrated group of pipeline companies. Renegotiated terms of new agreements or increases in FERC-authorized rates of existing agreements may impact Spire Marketing’s future profitability. Profitability may also be adversely impacted if pipeline capacity or future storage capacity secured is not fully utilized.

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

The tariff rate schedules of Spire Missouri, Spire Gulf and Spire Mississippi contain PGA clauses and Spire Alabama’s tariff rate schedule contains a GSA rider that permit the Utilities to file for rate adjustments to recover the cost of purchased gas. Changes in the cost of purchased gas are flowed through to customers and may affect uncollectible amounts and cash flows and can therefore impact the amount of capital resources.

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

The MoPSC typically approves the Spire Missouri PGA changes on an interim basis, subject to refund and the outcome of a subsequent audit and prudence review. Due to such review process, there is a risk of a disallowance of full recovery of these costs. Any material disallowance of purchased gas costs would adversely affect results of operations. The Alabama Utilities’ gas supply charges are submitted for APSC review monthly, regardless of whether there is a request for a change, so prudence review occurs on an ongoing basis. Spire Mississippi’s PGA is adjusted monthly for the most recent charges and is filed at the MSPSC monthly.

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

Spire and its subsidiaries have pensions and other postretirement benefit plans that provide benefits to many of their employees and retirees. Costs of providing benefits and related funding requirements of these plans are subject to changes in the market value of the assets that fund the plans. The funded status of the plans and the related costs reflected in the Company’s financial statements are affected by various factors, which are subject to an inherent degree of uncertainty, including economic conditions, financial market performance, interest rates, life expectancies and demographics. Recessions and volatility in the domestic and international financial markets have negatively affected the asset values of the Company’s pension plans at various times in the past. Poor investment returns or lower interest rates may necessitate accelerated funding of the plans to meet minimum federal government requirements, which could have an adverse impact on the Company’s financial condition and results of operations. For more information, including regulatory provisions affecting the Utilities’ plans, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

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

GENERAL RISK FACTORS

Resources expended to pursue or integrate business acquisitions, investments, or other business arrangements may adversely affect Spire’s financial position and results of operations, and the return on such investments may not meet the Company’s expectations.

From time to time, Spire may seek to grow through strategic acquisitions, investments, or other business arrangements. Attractive opportunities may be difficult to complete on economically acceptable terms. Spire may expend considerable resources pursuing acquisitions or investments that, for various reasons, do not move forward. Similarly, investment opportunities may be hindered or halted by regulatory or legal actions. When acquisitions or investments are completed, these transactions involve a number of risks, including, but not limited to, the assumption of material liabilities, the diversion of management’s attention from daily operations, difficulties in assimilating and retaining employees, challenges in integrating information technology systems, securing adequate capital to support the transaction, the potential impact on credit ratings, and obtaining necessary regulatory approvals. Uncertainties also exist in assessing the value, risks, profitability, and liabilities associated with certain businesses or assets. There is a possibility that anticipated operating and financial efficiencies expected from an acquisition or investment may not materialize. Additionally, there are no assurances that resources expended will achieve their intended results. Failure to successfully complete or integrate an acquisition or investment could adversely affect Spire’s financial condition, results of operations, and the market’s perception of the Company’s ability to execute its strategy. Subsidiaries, including the Utilities, may face similar risks when engaging in these activities.

On July 27, 2025, the Company entered into an agreement to acquire Piedmont Natural Gas local distribution company business in Tennessee from Duke Energy for approximately $2.48 billion, subject to regulatory approvals and customary closing conditions. This transaction involves risks, including the possibility that required approvals may not be obtained or may be delayed, that the transaction may not close on the anticipated timeline or at all, that integration may be more difficult or costly than expected, and that anticipated benefits may not be realized. We may also assume unexpected liabilities and incur significant transaction costs, and the transaction could divert management attention or disrupt ongoing operations.

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

Spire and its subsidiaries are subject to changes in U.S. generally accepted accounting principles (“GAAP”), SEC regulations, and other interpretations of financial reporting requirements for public utilities. The Company and its subsidiaries have no control over the timing or impact of these changes on their financial condition or results of operations. Potential issues related to rate-regulated accounting, along with other changes under consideration, could be significant.

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

Risk Management

Enterprise risk management ("ERM") at Spire oversees significant risks to the Company’s ability to successfully execute on strategy and achieve corporate objectives. Spire’s ERM is based on a structured, comprehensive process that leverages ISO 31000:2018, adopted and customized to the Company’s needs, utilizing an ongoing process of risk identification, evaluation, treatment, integration and monitoring. ERM helps assess priorities and facilitate decision-making for resource allocation as it relates to risk management. Two risks prioritized by our Enterprise Risk Oversight Committee related to cybersecurity are cyber threats and vendor management. Additionally, the ERM process is structured to integrate with operational levels, where risk is managed, such as the National Institute of Standards and Technology ("NIST") Cybersecurity Framework 2.0 utilized by the Company’s Information Security function for managing cybersecurity.

Governance

Spire’s Board of Directors (“Board”) recognizes the significance of cybersecurity risk and has therefore retained oversight of cybersecurity rather than delegating this risk to a committee of the Board. Every regular meeting of the Board includes a cybersecurity report provided by the Company’s Chief Information Officer and the Chief Information Security Officer. These reports focus on developments within the Company’s cybersecurity program and provide an update on any cybersecurity events or concerns. In 2024, the Board added a new director with expertise in cybersecurity to assist the Board to appropriately oversee the Company’s efforts.

Spire’s cybersecurity program is led by the Chief Information Officer and the Chief Information Security Officer, who together have over 40 years of experience in information technology and cybersecurity, along with a cross-functional team of technology, legal, physical security and risk leaders. Internal Audit provides assurances of risk management activities, including certain third-party cybersecurity activities, such as penetration testing.

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

Item 2. Properties

Spire

Refer to the information below about the principal properties of Spire Missouri and Spire Alabama. The Spire EnergySouth utilities own more than 5,500 miles of pipelines. Other properties of Spire and its subsidiaries do not constitute a significant portion of its properties. For information on leases, see Note 17, Leases, of the Notes to Financial Statements in Item 8.

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

Spire Alabama

The properties of Spire Alabama consist primarily of its gas distribution system, which includes more than 24,000 miles of main and related service lines, odorization and regulation facilities, and customer meters. The mains and service lines are located in municipal streets or alleys, public streets or highways, or on lands of others for which Spire Alabama has obtained the necessary legal rights to place and operate its facilities on such property. Spire Alabama also has four LNG facilities, several operating centers, and other related properties. All the properties of Spire Alabama are held in fee, by easement, or under lease agreements.

Item 3. Legal Proceedings

For a description of pending regulatory matters of Spire, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8. For a description of environmental and other legal matters, see Contingencies in Note 16 of the Notes to Financial Statements in Item 8.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS – Listed below are executive officers as defined by the SEC for Spire as of November 14, 2025, along with their ages (as of September 30, 2025), positions and business experience during the past five years.

Name	Age	Position with Company (1)	Appointed (2)

S. E. Doyle (3)	54	President and Chief Executive Officer	April 2025
		Executive Vice President, Chief Operating Officer (until April 2025)	January 2024

S. C. Greenley (4)	50	Executive Vice President, Chief Operating Officer	October 2025

A. W. Woodard	53	Executive Vice President, Chief Financial Officer	January 2025
		Chief Financial Officer and Treasurer, Spire Missouri and Spire Alabama (Until April 2025)	January 2020
		Vice President, Treasurer (until April 2025)	July 2018

M. J. Aplington	44	Senior Vice President, Chief Legal Officer	January 2025
		Vice President, Chief Legal Officer	January 2024
		General Counsel, Spire Alabama	October 2023
		General Counsel, Spire Missouri	January 2020

T. W. Krick	50	Vice President, Chief Accounting Officer	January 2025
		Vice President, Controller	February 2017

J. B. Hampton	51	Vice President	December 2018
		President, Spire Alabama	December 2018

R. L. Hyman	48	Senior Vice President, Chief Customer and Information Officer	July 2024
		Senior Vice President, Chief Information and Innovation Officer (until July 2024)	December 2018

S. M. Mills	57	Senior Vice President	July 2023
		President, Spire Missouri	July 2023
		Vice President and General Manager, Spire Missouri (until July 2023)	March 2020

C. M. Vomund	44	Senior Vice President, Chief Administrative Officer and Corporate Secretary	January 2025
		Vice President, Chief Administrative Officer and Corporate Secretary	July 2024
		Vice President, Corporate Secretary (until July 2024)	June 2022
		Managing Director, Associate General Counsel (until June 2022)	November 2020
		Corporate Secretary, Spire Missouri and Spire Alabama	January 2022

(1)
The information provided relates to the Company and its principal subsidiaries. Many of the executive officers have served or currently serve as officers or directors for other subsidiaries of the Company.
(2)
Officers are normally reappointed by the respective board of directors in January of each year.
(3)
Prior to joining Spire in 2024, Mr. Doyle served as executive vice president of utility operations at CenterPoint Energy Inc. ("CenterPoint") in Houston, Texas, leading electric and natural gas businesses serving seven million customers across multiple states. Prior to this role, he was CenterPoint's executive vice president of natural gas from April 2019 to January 2022, and he held numerous executive leadership positions of increasing responsibility at CenterPoint in natural gas operations and regulatory and public affairs.
(4)
Mr. Greenley worked for Enbridge Inc. (NYSE: ENB) as Senior Vice President – Commercial Services, Gas Distribution and Storage. Prior to this role, he worked at CenterPoint for over twenty-five years, serving in numerous executive leadership positions, including Senior Vice President - Utility Operations Support, Senior Vice President - Generation Development (Indiana Electric), Senior Vice President - Gas Operations, Natural Gas Distribution, Vice President - Distribution Power Delivery (Houston Electric)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Spire

Spire’s common stock trades on The New York Stock Exchange ("NYSE") under the symbol “SR”. The number of holders of record as of November 10, 2025 was 2,274.

Dividends are payable on the Company’s common stock at the discretion of its Board. Spire, and Spire Missouri prior to the holding company’s formation in 2000, has paid common stock dividends continuously since 1946, with 2025 marking the 22nd consecutive year of increasing dividends on an annualized basis. Although the Board expects to continue paying dividends on the common stock for the foreseeable future, the declaration of dividends is not guaranteed. The amount of dividends on the common stock, if any, will depend upon the Company’s financial condition, results of operations, capital requirements, and other factors.

Performance Graph

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Spire Inc.
S&P 500 Utilities Index
S&P 500 Index
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
9/30/2020
9/30/2021
9/30/2022
9/30/2023
9/30/2024
9/30/2025

September 30	2020	2021	2022	2023	2024	2025
Spire Inc.	$100.00	$119.64	$126.81	$120.05	$150.00	$190.57
S&P 500 Utilities Index	100.00	111.01	117.20	108.98	154.55	171.86
S&P 500 Index	100.00	130.01	109.89	133.65	182.23	214.30

* Cumulative total return is based on a $100 investment on September 30, 2020, assuming reinvestment of dividends.

The S&P 500 Utilities Index is comprised of approximately 30 utilities heavily weighted to large capitalization (median market cap of $31.3 billion) electric utilities. In recent years, stocks of small- and mid-cap electric utilities and gas utility companies (like Spire) in general traded lower relative to the large-cap electric sector.

For disclosures related to securities authorized for issuance under equity compensation plans, see Note 3, Stock-Based Compensation, of the Notes to Financial Statements in Item 8.

During the three months ended September 30, 2025, there were no repurchases of the Company’s common stock.

Spire Missouri

Spire Missouri common stock is owned by its parent, Spire Inc., and is not traded on any stock exchange.

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock, as described in further detail in Note 5, Shareholders’ Equity, of the Notes to Financial Statements in Item 8. As of September 30, 2025 and 2024, the amount under the mortgage’s formula that was available to pay dividends was $1,999.8 million and $1,797.0 million, respectively, so all of Spire Missouri’s retained earnings were free from such restrictions.

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
•
We expect the Transaction to provide robust growth driven by customer additions and system integrity and reliability investments, aligned with Spire’s investment strategy. These long-term investments are expected to be supported by Tennessee’s constructive regulatory environment support of natural gas.
•
We expect the Transaction to support Spire’s long-term adjusted earnings per share growth expectations and provide meaningful investment opportunities. The acquisition is expected to generate incremental cash flow to support investment in the business, shareholder returns and dividend growth.

The stated purchase price of the Transaction is $2.48 billion subject to adjustment, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing. The Transaction is supported by a fully committed bridge facility with Bank of Montreal ("BMO") Capital Markets Corp. for the entire purchase price.

We expect permanent financing for the acquisition to be provided through a balanced mix of debt, equity, and hybrid securities. As part of the financing plan, Spire is considering the sale of its natural gas storage facilities, Spire Storage West LLC and Spire Storage Salt Plains LLC, to help fund the acquisition. The sale would be subject to board approval and customary closing conditions, including regulatory approval.

The transaction is expected to close in the first quarter of calendar 2026, subject to customary closing conditions, including approval by the Tennessee Public Utility Commission ("TPUC"). On October 31, 2025, FERC approved the transfer of gas supply contracts to Spire. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired without objection, satisfying one of the key regulatory requirements for the transaction.

EARNINGS

This section contains discussion and analysis of the results for the year ended September 30, 2025 compared to the results for the year ended September 30, 2024. The discussion and analysis of the results for the year ended September 30, 2024 compared to the results of the year ended September 30, 2023 can be found in Part II, Item 7 of Spire Inc.’s fiscal 2024 Annual Report on Form 10-K, filed with the SEC on November 20, 2024.

The following sections present and discuss the financial metrics in total and by registrant and segment.

Spire

The following tables reconcile the Company’s adjusted earnings to net income.

						Per
	Gas	Gas			Consol-	Diluted
	Utility	Marketing	Midstream	Other	idated	Share**
Year Ended September 30, 2025
Net Income (Loss) [GAAP]	$231.4	$33.7	$56.3	$(49.7)	$271.7	$4.37
Adjustments, pre-tax:
Fair value and timing adjustments	—	(10.4)	—	—	(10.4)	(0.17)
Acquisition activities	—	—	—	15.2	15.2	0.26
Income tax effect of adjustments*	—	2.6	—	(3.6)	(1.0)	(0.02)
Adjusted Earnings (Loss) [Non-GAAP]	$231.4	$25.9	$56.3	$(38.1)	$275.5	$4.44

Year Ended September 30, 2024
Net Income (Loss) [GAAP]	$217.0	$32.7	$31.7	$(30.5)	$250.9	$4.19
Adjustments, pre-tax:
Fair value and timing adjustments	—	(12.4)	—	—	(12.4)	(0.22)
Acquisition and restructuring activities activities	5.0	—	2.3	0.3	7.6	0.14
Income tax effect of adjustments*	(1.2)	3.1	(0.5)	(0.1)	1.3	0.02
Adjusted Earnings (Loss) [Non-GAAP]	$220.8	$23.4	$33.5	$(30.3)	$247.4	$4.13

Year Ended September 30, 2023
Net Income (Loss) [GAAP]	$200.5	$39.1	$12.0	$(34.1)	$217.5	$3.85
Adjustments, pre-tax:
Fair value and timing adjustments	—	11.4	—	—	11.4	0.21
Acquisition activities	—	—	2.5	—	2.5	0.05
Income tax effect of adjustments*	—	(2.9)	(0.4)	—	(3.3)	(0.06)
Adjusted Earnings (Loss) [Non-GAAP]	$200.5	$47.6	$14.1	$(34.1)	$228.1	$4.05

*Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

** Adjusted earnings per share is calculated by replacing consolidated net income with consolidated adjusted earnings in the diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2025
Operating Income (Loss)	$406.2	$42.1	$83.8	$(8.2)	$—	$523.9
Operation and maintenance expenses	467.1	19.4	45.3	28.3	(18.0)	542.1
Depreciation and amortization	277.6	1.0	19.2	0.4	—	298.2
Taxes, other than income taxes	201.3	1.2	4.2	0.1	(0.1)	206.7
Less: Gross receipts tax expense	(115.5)	(0.2)	—	—	—	(115.7)
Contribution Margin [Non-GAAP]	1,236.7	63.5	152.5	20.6	(18.1)	1,455.2
Natural gas costs	855.4	93.5	3.0	—	(46.4)	905.5
Gross receipts tax expense	115.5	0.2	—	—	—	115.7
Operating Revenues	$2,207.6	$157.2	$155.5	$20.6	$(64.5)	$2,476.4

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2024
Operating Income (Loss) [GAAP]	$400.6	$41.2	$48.2	$(1.7)	$—	$488.3
Operation and maintenance expenses	452.8	18.2	34.7	18.7	(17.0)	507.4
Depreciation and amortization	263.6	1.5	12.8	0.5	—	278.4
Taxes, other than income taxes	210.2	1.4	3.9	0.1	—	215.6
Less: Gross receipts tax expense	(128.0)	(0.2)	—	—	—	(128.2)
Contribution Margin [Non-GAAP]	1,199.2	62.1	99.6	17.6	(17.0)	1,361.5
Natural gas costs	1,110.7	36.9	1.1	—	(45.4)	1,103.3
Gross receipts tax expense	128.0	0.2	—	—	—	128.2
Operating Revenues	$2,437.9	$99.2	$100.7	$17.6	$(62.4)	$2,593.0

	Gas	Gas
	Utility	Marketing	Midstream	Other	Eliminations	Consolidated
Year Ended September 30, 2023
Operating Income (Loss) [GAAP]	$350.8	$49.3	$24.3	$(5.8)	$—	$418.6
Operation and maintenance expenses	461.8	19.4	30.5	21.9	(16.0)	517.6
Depreciation and amortization	244.4	1.5	8.4	0.5	—	254.8
Taxes, other than income taxes	210.3	1.2	2.9	0.1	—	214.5
Less: Gross receipts tax expense	(131.5)	(0.3)	—	—	—	(131.8)
Contribution Margin [Non-GAAP]	1,135.8	71.1	66.1	16.7	(16.0)	1,273.7
Natural gas costs	1,189.6	107.7	—	—	(36.5)	1,260.8
Gross receipts tax expense	131.5	0.3	—	—	—	131.8
Operating Revenues	$2,456.9	$179.1	$66.1	$16.7	$(52.5)	$2,666.3

Select changes from the year ended September 30, 2024 to the year ended September 30, 2025 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Changes FY25 from FY24	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income	$14.4	$1.0	$24.6	$(19.2)	$20.8
Adjusted Earnings [Non-GAAP]	10.6	2.5	22.8	(7.8)	28.1
Operating Revenues	(230.3)	58.0	54.8	0.9	(116.6)
Contribution Margin [Non-GAAP]	37.5	1.4	52.9	1.9	93.7
Operation and Maintenance Expenses	14.3	1.2	10.6	8.6	34.7
Other Income (Expense)					(10.8)
Interest Expense					3.0
Income Tax					1.0

Interest expense reflects the impact of $5.4 in costs associated with the bridge facility backing the Piedmont Tennessee acquisition. Excluding this amount, interest expense declined $2.4 year-over-year. The decrease in interest expense reflects lower effective interest rates partially offset by higher average levels of debt in the current year. Weighted-average short-term interest rates were 4.5% in the current-year period versus 5.7% in the prior-year period, while weighted average interest rate on long-term debt decreased slightly from the prior year.

Other income decreased $10.8 versus the prior-year period, $20.2 excluding the impact of the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income. The principal drivers of the decline was a one-time $8.2 pre-tax hedging gain recognized in the prior year period, and a decline of gas-carrying cost credits at Spire Missouri of $9.4.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

Gas Utility

For the twelve months ended September 30, 2025, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $14.4 and $10.6, respectively. Adjusted earnings growth was lower than net income growth primarily due to excluding the $3.8 after-tax charge relating to the customer affordability initiative that was recorded in the prior year. The year-to-date change in net income was driven by growth at both Spire Missouri and Spire Alabama totaling $9.9 and $4.8, respectively.

The decrease in Gas Utility operating revenues for fiscal 2025 was attributable to the following factors:

Spire Missouri and Spire Alabama – Lower PGA/GSA gas cost recoveries	$(285.5)
Spire Missouri and Spire Alabama – Lower gross receipt taxes	(12.4)
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	33.5
Spire Missouri and Spire Alabama– Off-system sales and capacity release	28.4
Spire Missouri and Spire Alabama – Volumetric usage, including weather mitigation impact	6.4
Spire Alabama – RSE adjustments	5.2
All other factors	(5.9)
Total Variation	$(230.3)

The primary driver of the current year decrease in revenue was the $285.5 impact of lower gas cost recoveries across all utilities, driven principally by lower PGA rates at Spire Missouri. This was only partly offset by higher current year ISRS billings and higher off-system sales, impacts of Spire Missouri's and Spire Alabama’s volumetric usage, and favorable Spire Alabama RSE adjustments.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri – ISRS	$33.5
Spire Alabama – RSE adjustments	5.0
Spire Missouri and Spire Alabama– Off-system sales and capacity release	4.1
Spire Alabama – Volumetric usage including weather mitigation impact	(3.0)
All other factors	(2.1)
Total Variation	$37.5

Contribution margin increased $37.5 versus the comparable prior-year period. Contribution margin benefited from the $33.5 Spire Missouri ISRS growth, $5.0 of growth from Spire Alabama’s RSE adjustments, and higher off-system sales. These favorable impacts more than offset the $3.0 negative impact of Spire Alabama’s volume usage net of weather mitigation adjustments and lower net other factors.

Reported operation and maintenance (“O&M”) expenses for the twelve months ended September 30, 2025 were $14.3 higher than the twelve months ended September 30, 2024. Removing the impact of the NSC Transfer, O&M expenses were $4.7 higher than the prior-year period. After excluding the $5.0 prior year charge relating to the Company’s customer affordability initiative, O&M expenses were $9.7 higher than the corresponding prior-year period. Higher employee-related costs in the current year, combined with higher field operations costs, were only partly mitigated by lower bad debts expense, and lower support costs.

Taxes, other than income taxes, decreased $8.9, as the $12.5 lower gross receipt taxes resulting from lower revenues more than offset higher property taxes. Depreciation and amortization expenses for the year ended September 30, 2025 were $14.0 higher than the same period in the prior year primarily driven by continued infrastructure capital expenditures across all the Utilities.

Interest expense decreased $10.2, with both Spire Missouri and Spire Alabama benefiting from lower average short-term interest rates in the current year.

The benefit of carrying cost credits at Spire Missouri, included in other income, decreased $9.4 versus the corresponding prior-year period.

Gas Marketing

Including $1.5 (after-tax) unfavorable mark-to-market activity, net income increased $1.0. The $2.5 year-over-year increase in adjusted earnings reflects realized business portfolio optimization opportunities that more than offset lower regional basis differentials, and higher storage and transportation fees in the current year.

Contribution margin increased $1.4 versus the prior-year period, reflecting the $2.0 (pre-tax) unfavorable mark-to-market activity. Excluding this impact, contribution margin increased $3.4, reflecting realized business portfolio optimization opportunities that more than offset lower regional basis differentials, and higher storage and transportation fees in the current year.

O&M expenses were $1.2 higher than prior-year levels, the result of higher spend on outside services and higher employee costs in the current year.

Midstream

Our Midstream segment includes storage and pipeline operations which currently consist of an approximate year-to-date net income mix of 73% and 27%, respectively. Net income and adjusted earnings for the Company’s Midstream segment for the twelve months ended September 30, 2025 versus the comparable prior-year period increased $24.6 and $22.8, respectively. Approximately 96% of the adjusted earnings increase was attributable to our storage operations. The increase was driven by higher storage earnings, reflecting increased asset optimization, additional storage capacity and contract renewals at higher rates, combined with the acquisition of MoGas in the second quarter of the prior year.

Revenues in the current year increased $54.8 versus the prior-year period, reflecting the higher rates and activity with storage. O&M expenses were up $10.6 year-over-year, due primarily to costs associated with the higher storage activity in the current year, combined with non-recurring Spire MoGas acquisition costs of $2.3 in the prior year.

Other

The Company’s other activities generated a $49.7 loss in the twelve months ended September 30, 2025, $19.2 higher than the prior year. The major contributor to this variance was the $14.9 pre-tax ($11.4 after-tax) increase in acquisition and restructuring activities due to our recently announced Piedmont Tennessee acquisition, combined with the $8.2 ($6.3 after-tax) interest rate swap gain in the prior year that did not repeat. The remaining variance was mostly a result of higher interest expense in the current year that was only partly offset by lower corporate expenses.

Spire Missouri

	Year Ended September 30,
	2025	2024
Operating Income	$234.5	$232.1
Operation and maintenance expenses	300.7	287.4
Depreciation and amortization	188.4	174.0
Taxes, other than income taxes	151.1	157.7
Less: Gross receipts tax expense	(82.9)	(93.1)
Contribution Margin [Non-GAAP]	791.8	758.1
Natural gas costs	669.4	886.2
Gross receipts tax expense	82.9	93.1
Operating Revenues	$1,544.1	$1,737.4
Net Income	$128.3	$118.4

Revenues for the twelve months ended September 30, 2025 were $193.3 lower than the comparable prior-year period. Lower PGA rates reduced gas cost recoveries by $239.8. This reduced revenue driver also resulted in reduced gross receipts taxes of $10.2. These negative impacts were only partly offset by $33.5 incremental ISRS revenues, $23.2 attributable to higher off-system sales in the current-year, and increased weather-mitigated customer usage versus the prior-year period.

Contribution margin for the twelve months ended September 30, 2025 increased $33.7 from the same period in the prior year, primarily due to the $33.5 incremental ISRS billings and favorable $1.2 off-system sales impact.

Degree days in Spire Missouri’s service areas during the twelve months ended September 30, 2025 were 8.7% warmer than normal (normal currently defined as past 30-year average), though 11.8% colder than the same period last year. Spire Missouri’s total system volume sold and transported were 1,570.0 million centum (Latin for “hundred”) cubic feet (CCF) for the current year, compared with 1,469.2 million CCF for the same period in the prior year. Total off-system volume sold and transported were 77.7 million CCF for the current-year, compared with 38.2 million CCF a year ago.

Reported O&M expenses for the twelve months ended September 30, 2025 increased $13.3 versus the corresponding prior-year period. Removing the NSC Transfer impact, O&M expense increased $1.5. After excluding the $3.6 prior-year charge relating to the Company’s customer affordability initiative, O&M expenses were $5.1 higher than the corresponding prior year period. Higher field operations and employee-related costs were only partly mitigated by lower bad debt expense costs and lower Administrative and General (“A&G”) and support function costs resulting from customer affordability initiatives implemented last year.

Depreciation and amortization expenses increased $14.4 versus the comparable prior-year period due to ongoing capital investments. Taxes, other than income taxes decreased $6.6, as $10.2 lower pass-through gross receipts taxes more than offset the increase in property tax.

Other income declined by $0.6 versus the prior-year period, $12.4 after excluding the impact of the NSC Transfer. The decrease was primarily driven by the decrease in carrying cost credits of $9.4 and unfavorable mark-to-market unrealized losses on non-qualified benefit trusts.

Interest expense decreased $6.2, primarily reflecting lower average short-term interest rates in the current year that offset the impact of higher average debt levels.

Resulting net income for the twelve months ended September 30, 2025 increased $9.9 versus the twelve months ended September 30, 2024.

Spire Alabama

	Year Ended September 30,
	2025	2024
Operating Income	$142.5	$138.3
Operation and maintenance expenses	137.1	135.6
Depreciation and amortization	71.0	72.8
Taxes, other than income taxes	40.2	42.7
Less: Gross receipts tax expense	(27.9)	(30.1)
Contribution Margin [Non-GAAP]	362.9	359.3
Natural gas costs	154.4	189.5
Gross receipts tax expense	27.9	30.1
Operating Revenues	$545.2	$578.9
Net Income	$84.9	$80.1

Operating revenues for the twelve months ended September 30, 2025 decreased $33.7 from the same period in the prior year. The decrease in operating revenue was principally due to a $45.7 decrease in gas cost recovery, combined with lower gross receipts taxes totaling $2.2. These negative impacts were only partly offset by volumetric usage totaling $5.2, and favorable RSE renewal of $5.2.

Contribution margin was $3.6 higher versus the prior-year period, driven primarily by a net favorable $5.0 RSE update and higher off-system sales, partially offset by net unfavorable volume usage and weather mitigation adjustments of $3.0 and $0.5 lower CCM benefit.

As measured in degree days, temperatures in Spire Alabama’s service area during the twelve months ended September 30, 2025, were 4.2% warmer than normal, but 2.9% colder than a year ago. Spire Alabama’s total system volume sold and transported were 1,080.8 million CCF for the twelve months ended September 30, 2025, compared with 1,036.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 83.7 million CCF for the current-year period, compared with 90.9 million CCF off-system volume sold and transported in the prior-year period.

Reported O&M expenses for the twelve months ended September 30, 2025 declined $1.5 versus the comparable prior-year period. After excluding the impact of the NSC Transfer and the prior-year restructuring charge of $1.0, O&M expenses in the current year were $4.5 higher than the corresponding prior-year period. Higher payroll costs and bad debt expense were only partially offset by A&G and support function costs resulting from customer affordability initiatives implemented over the last year.

Depreciation and amortization expenses decreased $1.8 versus the comparable prior-year period as changes in rates offset the impact of ongoing capital investments. Taxes, other than income taxes decreased $2.5, driven by lower pass-through gross receipts taxes.

Interest expense for the current-year decreased $3.5 versus the prior year, primarily the result of lower short-term borrowings combined with lower short-term interest rates.

For the twelve months ended September 30, 2025, resulting net income increased $4.8 versus the twelve months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	2025	2024	2023
Net cash provided by operating activities	$578.0	$912.4	$440.2
Net cash used in investing activities	(916.4)	(1,027.2)	(695.5)
Net cash provided by financing activities	344.7	123.9	260.6

Net cash provided by operating activities decreased $334.4 from 2024 to 2025 after increasing $472.2 from 2023 to 2024. In addition to the changes in net income between the respective periods (discussed in the “Earnings” section above), the remaining changes were related to regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

In 2025, the Company’s net cash used in investing activities was $110.8 less than the same period in the prior year due to payments for business acquisitions (net of cash acquired) of $175.9 for MoGas in the prior year. However, total capital expenditures were $61.1 higher than last year, with a $125.7 spending increase in the Utilities driven by infrastructure upgrades, advanced meter installations, and new business offset by a $64.5 spending decrease for Midstream.

In 2024, the Company's net cash used in investing activities was $331.7 more than in 2023, primarily driven by a $198.8 increase in capital expenditures and a $138.9 increase in business acquisitions (MoGas in 2024 relative to Spire Storage Salt Plains in 2024). Capital expenditures increased $102.5 in the Gas Utility segment (primarily due to continued meter and other infrastructure upgrades) and $97.7 in the Midstream segment (primarily due to the ongoing Wyoming storage facility expansion).

In 2025, net cash provided by financing activities increased $220.8 versus the same period in the prior year. For the fiscal year ended fiscal 2025, there was a $478.0 increase of debt, while debt increased $29.9 for 2024. The relative cash inflow of those changes was partially offset by a $210.8 decrease in cash from issuance of common stock and a relative net increase in cash outflow from dividends paid on common stock of $15.1 this year.

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

Spire’s material cash requirements as of September 30, 2025, are related to the proposed acquisition of the Tennessee natural gas business from Piedmont Natural Gas, capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and common and preferred stock dividends.

The pending acquisition will require financing of $2.48 billion, expected to be funded through a balanced mix of debt, equity and hybrid securities. In connection with the financing plan, Spire is considering selling its natural gas storage facilities, Spire Storage West LLC and Spire Storage Salt Plains LLC, to help fund the acquisition. The sale is subject to board approval.

Total Company capital expenditures are planned to be $809 for fiscal 2026, though Spire had purchase commitments for only a fraction of these as of September 30, 2025.

As detailed in Note 6, Long-Term Debt, of the Notes to Financial Statements in Item 8, $487.5 of the total $3,879.1 principal amount is due in fiscal 2026. Using each long-term debt instrument’s stated maturity and fixed rates or variable rates as of September 30, 2025, interest payments are projected to total $1,731.7, of which $161.6 is due in fiscal 2026.

Spire’s natural gas purchase obligations totaled $1,762.8, including $526.0 for fiscal 2026, representing the minimum payments required under existing natural gas transportation and storage contracts and natural gas supply agreements. The amounts reflect fixed obligations as well as obligations to purchase natural gas at future market prices, calculated using forward market prices as of September 30, 2025. Each of the Utilities generally recovers costs related to its purchases, transportation and storage of natural gas through the operation of its PGA clause or GSA rider, subject to prudence review by the appropriate regional public service commission. Additional contractual commitments are generally entered into prior to or during the heating season.

Spire dividends declared and payable as of September 30, 2025, totaled $51.1, while annualized dividends based on the shares outstanding and regular quarterly amounts declared on November 13, 2025 are estimated at $209.6.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of September 30, 2025 or 2024.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire's $1,500.0 revolving credit facility. For information about these resources, see Note 7, Notes Payable and Credit Agreements, of the Notes to Financial Statements in Item 8 and “Interest Rate Risk” under “Market Risk” below.

In addition to the commercial paper program and revolving credit facility, the Company has access to a fully committed bridge financing facility in connection with the pending acquisition of Piedmont Natural Gas local distribution company business in Tennessee from Duke Energy. The facility provides up to $2.48 billion in short-term financing, including a $1.88 billion bridge term loan and a $600 million delayed draw term loan. For information about these resources, see Note 18, Business Combinations.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 47% equity at September 30, 2025 and 46% equity at September 30, 2024. At September 30, 2025, Spire had outstanding principal of long-term debt totaling $3,879.1, of which $1,968.0 was issued by Spire Missouri, $715.0 was issued by Spire Alabama, and $1,196.1 was issued by Spire and other subsidiaries.

On October 23, 2025, Spire Missouri issued an aggregate principal amount of $200.0 of First Mortgage Bonds. The first tranche consisted of an aggregate principal amount of $150.0, bearing interest at 4.60% per annum and maturing on September 15, 2030. The second tranche consisted of an aggregate principal amount of $50.0, bears interest at 4.65% per annum and maturing on January 15, 2031. Interest is payable semi-annually on March 15 and September 15 of each year. The bonds are senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its Mortgage and Deed of Trust. The bonds are secured by a first mortgage lien on substantially all the real properties of Spire Missouri, subject to limited exceptions. Spire Missouri used the proceeds for general corporate purposes.

Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. Under this authorization, through October 23, 2025, Spire Missouri has issued $74.4 of common stock and $350 of first mortgage bonds. Approximately $426.0 remains available for issuance under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

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

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Consolidated Statements of Shareholders’ Equity. In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of September 30, 2025, there were no outstanding forward sales agreements. As of September 30, 2025, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $123.6 through January 2027. The Company suspended activity under the ATM program beginning August 7, 2025, and such suspension will remain in effect until two business days after the Company files its Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

ACCOUNTING PRONOUNCEMENTS

The Company, Spire Missouri and Spire Alabama are evaluating the impact of recently issued accounting standards on their respective consolidated financial statements.

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

For more information, see Note 15, Regulatory Matters, of the Notes to Financial Statements in Item 8.

Employee Benefits and Postretirement Obligations – Pension and postretirement obligations are calculated by actuarial consultants that utilize several statistical factors and other assumptions provided by management related to future events, such as discount rates, returns on plan assets, compensation increases, medical cost trends, and mortality rates. For the Utilities, the amount of expense recognized and the amounts reflected in other comprehensive income are dependent upon the regulatory treatment provided for such costs, as discussed further below.

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

For more information, see Note 13, Pension Plans and Other Postretirement Benefits, of the Notes to Financial Statements in Item 8.

The tables below reflect the sensitivity of Spire’s plans to potential changes in key assumptions:

Pension Plan Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
	Increase/	Projected	(Decrease) to Annual
Actuarial Assumptions	(Decrease)	Benefit Obligation	Net Pension Cost*
Discount Rate	0.25%	$(10.1)	$0.1
	(0.25)%	10.6	(0.1)
Expected Return on Plan Assets	0.25%	—	(1.0)
	(0.25)%	—	1.0
Rate of Future Compensation Increase	0.25%	0.6	0.1
	(0.25)%	(0.6)	(0.1)

Postretirement Benefits:		Estimated Increase/
		(Decrease) to	Estimated Increase/
		Projected	(Decrease) to Annual
	Increase/	Postretirement	Net Postretirement
Actuarial Assumptions	(Decrease)	Benefit Obligation	Benefit Cost*
Discount Rate	0.25%	$(2.6)	$0.1
	(0.25)%	2.7	(0.1)
Expected Return on Plan Assets	0.25%	—	(0.8)
	(0.25)%	—	0.8

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

MARKET RISK

Commodity Price Risk

Gas Utility

The Utilities’ commodity price risk, which arises from market fluctuations in the price of natural gas, is primarily managed through the operation of Spire Missouri’s PGA clauses and Spire Alabama’s GSA rider. The PGA clauses and GSA rider allows the Utilities to flow through to customers, subject to prudence review by the MoPSC and APSC, the cost of purchased gas supplies. Spire Missouri is allowed the flexibility to make up to three discretionary PGA changes during each year, in addition to its mandatory November PGA change, so long as such changes are separated by at least two months. Spire Missouri is able to mitigate, to some extent, changes in commodity prices through the use of physical storage supplies and regional supply diversity. Spire Alabama is allowed to make monthly changes to the GSA rate, but increases cannot exceed a 5% increase over the prior effective residential billing rate. The Utilities also have risk management policies that allow for the purchase of natural gas derivative instruments with the goal of managing its price risk associated with purchasing natural gas on behalf of its customers. These policies prohibit speculation. As of September 30, 2025, Spire Missouri had active natural gas derivative positions, but Spire Alabama did not. Costs and cost reduction, including carrying costs, associated with the use of natural gas derivative instruments are allowed to be passed on to customers through the operation of the PGA clauses or GSA rider. Accordingly, the Utilities do not expect any adverse earnings impact as a result of the use of these derivative instruments. However, the timing of recovery for cash payments related to margin requirements may cause short-term cash requirements to vary. For more information about the Utilities’ natural gas derivative instruments, see Note 10, Derivative Instruments and Hedging Activities, of the Notes to Financial Statements in Item 8.

Gas Marketing

In the course of its business, Spire’s non-regulated gas marketing subsidiary, Spire Marketing, enters into contracts to purchase and sell natural gas at fixed prices and natural gas index-based prices. Commodity price risk associated with these contracts has the potential to impact earnings and cash flows. To minimize this risk, Spire Marketing has a risk management policy that provides for daily monitoring of a number of business measures, including fixed price commitments. In accordance with the risk management policy, Spire Marketing manages the price risk associated with its fixed price commitments. This risk is currently managed either by closely matching the offsetting physical purchase or sale of natural gas at fixed-prices or through the use of natural gas futures, options and swap contracts traded on or cleared through the New York Mercantile Exchange (NYMEX) and Intercontinental Exchange ("ICE") to lock in margins. At September 30, 2025 and 2024, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations.

As mentioned above, Spire Marketing uses natural gas futures, options and swap contracts traded on or cleared through the NYMEX and ICE to manage the commodity price risk associated with its fixed-price natural gas purchase and sale commitments. These derivative instruments may be designated as cash flow hedges of forecasted purchases or sales. Such accounting treatment, if elected, generally permits a substantial portion of the gain or loss to be deferred from recognition in earnings until the period that the associated forecasted purchase or sale is recognized in earnings. To the extent a hedge is effective, gains or losses on the derivatives will be offset by changes in the value of the hedged forecasted transactions. At September 30, 2025 and 2024, Spire Marketing had no designated cash flow hedges. Information about the fair values of Spire Marketing’s exchange-traded/cleared natural gas derivative instruments is presented below:

	Derivative		Derivatives
	Fair	Cash	and Cash
	Values	Margin	Margin
Net balance of derivative assets at September 30, 2024	$(10.8)	$13.5	$2.7
Changes in fair value	3.1	—	3.1
Settlements/purchases - net	(0.1)	—	(0.1)
Changes in cash margin	—	(3.1)	(3.1)
Net balance of derivative assets at September 30, 2025	$(7.8)	$10.4	$2.6

	As of September 30, 2025
Maturity by Fiscal Year	Total	2026	2027	2028
Fair values of exchange-traded/cleared natural gas derivatives - net	$(3.3)	$(4.0)	$0.6	$0.1
Fair values of basis swaps - net	(1.2)	(0.6)	(0.5)	(0.1)
Fair values of puts and calls - net	(3.0)	(1.0)	(2.0)	—

Position volumes [millions of MMBtu, long or (short)]:
Net futures/swap/option positions	10.9	5.0	5.2	0.7
Net basis swap positions	10.8	7.0	3.5	0.3
Net puts and calls positions	(9.1)	(5.6)	(3.5)	—

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

Below is a reconciliation of the beginning and ending balances for physical natural gas contracts accounted for as derivatives, none of which will settle beyond fiscal 2026:

Net balance of derivative liabilities at September 30, 2024	$21.5
Changes in fair value	(15.8)
Settlements	22.4
Net balance of derivative liabilities at September 30, 2025	$28.1

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

Interest Rate Risk

The Company is subject to interest rate risk associated with its short-term debt issuances. Based on average short-term borrowings during fiscal 2025, an increase of 100 basis points in the underlying average interest rate for short-term debt would have caused an increase in interest expense (and a decrease in pre-tax earnings and cash flows) of approximately $10.9 on an annual basis. Portions of such an increase may be offset through the Utilities’ application of PGA and GSA carrying costs. At September 30, 2025, Spire had outstanding principal of long-term debt totaling $3,879.1, of which $1,968.0 was issued by Spire Missouri, $715.0 was issued by Spire Alabama, and $1,196.1 was issued by Spire and other subsidiaries. While the long-term debt issues are fixed-rate, they are subject to changes in fair value as market interest rates change. However, increases or decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemptions of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Spire Inc. and subsidiaries (the "Company") as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 14, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

November 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Spire Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spire Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commissions will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2025, and the judgments made by management to support its assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation include the following, among others:

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

• We obtained management’s analysis of the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and evaluated the basis of management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 14, 2025

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Missouri Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Missouri Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2025 and 2024, the related statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2025, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation include the following, among others:

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
•
We obtained management’s analysis of the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and evaluated the basis of management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 14, 2025

We have served as the Company’s auditor since 1953.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of Spire Alabama Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Spire Alabama Inc. (a wholly owned subsidiary of Spire Inc.) (the "Company") as of September 30, 2025 and 2024, the related statements of comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Accounting for the economics of rate regulation affects multiple financial statement line items, including property, plant, and equipment; regulatory assets and liabilities; operating revenues; and depreciation expense, and affects multiple disclosures in the Company’s financial statements. There is a risk that the Commission will not approve full recovery of the costs of providing utility service or recovery of all amounts invested in the utility business and a reasonable return on that investment. As a result, we identified the impact of rate regulation as a critical audit matter due to the high degree of subjectivity involved in assessing the impact of current and future regulatory orders on events that have occurred as of September 30, 2025, and the judgments made by management to support their assertions about impacted account balances and disclosures. Management judgments included assessing the likelihood of (1) recovery in future rates of incurred costs or (2) refunds to customers or future reduction in rates. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commission, auditing these rate-impacted account balances and disclosures, and the related judgments, requires specialized knowledge of accounting for rate regulation due to the inherent complexities associated with the specialized rules related to accounting for the effects of cost-based regulation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the impact of rate regulation include the following, among others:

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
•
We read relevant regulatory orders issued by the Commission for the Company in Alabama, regulatory statutes, interpretations, procedural memorandums, and filings made by interveners; and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commission’s treatment of similar costs under similar circumstances.
•
We obtained management’s analysis of the regulatory orders that support the probability of recovery, refund, and/or future reduction in rates for regulatory assets and liabilities and evaluated the basis of management’s assertion that amounts are probable of recovery, refund, or a future reduction in rates.

/s/ Deloitte & Touche LLP

St. Louis, Missouri

November 14, 2025

We have served as the Company’s auditor since 2014.

SPIRE INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended September 30
(In millions, except per share amounts)	2025	2024	2023
Operating Revenues	$2,476.4	$2,593.0	$2,666.3
Operating Expenses:
Natural gas	905.5	1,103.3	1,260.8
Operation and maintenance	542.1	507.4	517.6
Depreciation and amortization	298.2	278.4	254.8
Taxes, other than income taxes	206.7	215.6	214.5
Total Operating Expenses	1,952.5	2,104.7	2,247.7
Operating Income	523.9	488.3	418.6
Interest Expense	204.1	201.1	185.7
Other Income, Net	11.6	22.4	23.4
Income Before Income Taxes	331.4	309.6	256.3
Income Tax Expense	59.7	58.7	38.8
Net Income	271.7	250.9	217.5
Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.3	0.3
Net Income Available to Common Shareholders	$256.6	$235.8	$202.4

Weighted Average Number of Common Shares Outstanding:
Basic	58.5	56.1	52.5
Diluted	58.7	56.3	52.6
Basic Earnings Per Share of Common Stock	$4.39	$4.20	$3.86
Diluted Earnings Per Share of Common Stock	$4.37	$4.19	$3.85

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2025	2024	2023
Net Income	$271.7	$250.9	$217.5
Other Comprehensive Income (Loss), Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain (loss) arising during the period	12.8	(15.9)	20.1
Amounts reclassified into regulatory liabilities	—	(20.1)	(17.5)
Amounts reclassified into net income	(5.1)	(11.1)	(2.4)
Net gain (loss) on cash flow hedging derivative instruments	7.7	(47.1)	0.2
Net gain on defined benefit pension and other postretirement plans	1.3	0.6	0.2
Net unrealized gain on available-for-sale debt securities	0.1	0.2	0.1
Other Comprehensive Income (Loss), Before Tax	9.1	(46.3)	0.5
Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	1.8	(10.8)	0.1
Other Comprehensive Income (Loss), Net of Tax	7.3	(35.5)	0.4
Comprehensive Income	$279.0	$215.4	$217.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2025	2024
ASSETS
Utility Plant	$9,333.9	$8,779.1
Less: Accumulated depreciation and amortization	2,577.4	2,535.8
Net Utility Plant	6,756.5	6,243.3
Non-utility Property (net of accumulated depreciation and amortization of $129.4 and $96.8 at September 30, 2025 and 2024, respectively)	1,007.2	955.3
Other Investments	128.0	115.3
Total Other Property and Investments	1,135.2	1,070.6
Current Assets:
Cash and cash equivalents	5.7	4.5
Accounts receivable:
Utility	191.9	196.3
Other	152.7	112.5
Allowance for credit losses	(28.8)	(31.4)
Delayed customer billings	13.6	12.0
Inventories:
Natural gas	226.9	208.6
Propane gas	8.6	8.6
Materials and supplies	47.0	46.7
Regulatory assets	78.3	115.4
Prepayments	47.8	47.6
Other	64.0	50.5
Total Current Assets	807.7	771.3
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6
Regulatory assets	1,323.5	1,251.8
Other	380.8	352.1
Total Deferred Charges and Other Assets	2,875.9	2,775.5
Total Assets	$11,575.3	$10,860.7

SPIRE INC.

CONSOLIDATED BALANCE SHEETS (Continued)

	September 30
	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2025 and 2024)	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 59.0 million shares and 57.7 million shares issued and outstanding at September 30, 2025, and 2024, respectively)	59.0	57.7
Paid-in capital	1,981.4	1,902.2
Retained earnings	1,087.6	1,018.7
Accumulated other comprehensive income	19.4	12.1
Total Shareholders' Equity	3,389.4	3,232.7
Temporary equity	6.1	8.6
Long-term debt (less current portion)	3,369.4	3,704.4
Total Capitalization	6,764.9	6,945.7
Current Liabilities:
Current portion of long-term debt	487.5	42.0
Notes payable	1,317.0	947.0
Accounts payable	248.3	237.2
Advance customer billings	58.1	48.4
Wages and compensation accrued	54.1	51.5
Customer deposits	32.8	29.9
Taxes accrued	109.1	105.2
Regulatory liabilities	39.4	49.5
Other	202.3	193.2
Total Current Liabilities	2,548.6	1,703.9
Deferred Credits and Other Liabilities:
Deferred income taxes	887.4	808.4
Pension and postretirement benefit costs	74.7	146.7
Asset retirement obligations	583.2	579.9
Regulatory liabilities	578.0	535.5
Other	138.5	140.6
Total Deferred Credits and Other Liabilities	2,261.8	2,211.1
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$11,575.3	$10,860.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions,	Common Stock		Preferred	Paid-in	Retained
except per share amounts)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Balance at September 30, 2022	52,494,543	$52.5	$242.0	$1,571.3	$905.5	$47.2	$2,818.5
Net income	—	—	—	—	217.5	—	217.5
Common stock issued	611,872	0.6	—	39.9	—	—	40.5
Dividend reinvestment plan	22,230	—	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	—	5.3	—	—	5.3
Stock issued under stock-based compensation plans	60,007	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(18,428)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	2.3	—	2.3
Dividends declared:
Common stock ($2.88 per share)	—	—	—	—	(152.5)	—	(152.5)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	0.4	0.4
Balance at September 30, 2023	53,170,224	$53.2	$242.0	$1,616.5	$958.0	$47.6	$2,917.3
Net income	—	—	—	—	250.9	—	250.9
Common stock issued	4,490,282	4.4	—	280.9	—	—	285.3
Dividend reinvestment plan	26,041	—	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	—	4.8	—	—	4.8
Stock issued under stock-based compensation plans	87,844	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,724)	—	—	(1.4)	—	—	(1.4)
Temporary equity adjustment to redemption value	—	—	—	—	(2.5)	—	(2.5)
Dividends declared:
Common stock ($3.02 per share)	—	—	—	—	(172.9)	—	(172.9)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive loss, net of tax	—	—	—	—	—	(35.5)	(35.5)
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7
Net income	—	—	—	—	271.7	—	271.7
Common stock issued	1,206,134	1.2	—	73.5	—	—	74.7
Dividend reinvestment plan	22,006	—	—	1.5	—	—	1.5
Stock-based compensation costs	—	—	—	6.1	—	—	6.1
Stock issued under stock-based compensation plans	73,471	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(25,317)	—	—	(1.8)	—	—	(1.8)
Temporary equity adjustment to redemption value	—	—	—	—	(2.8)	—	(2.8)
Dividends declared:
Common stock ($3.14 per share)	—	—	—	—	(185.2)	—	(185.2)
Preferred stock ($1.475 per depositary share)	—	—	—	—	(14.8)	—	(14.8)
Other comprehensive income, net of tax	—	—	—	—	—	7.3	7.3
Balance at September 30, 2025	59,025,961	$59.0	$242.0	$1,981.4	$1,087.6	$19.4	$3,389.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2025	2024	2023
Operating Activities:
Net Income	$271.7	$250.9	$217.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	298.2	278.4	254.8
Deferred income taxes and investment tax credits	57.3	57.0	36.9
Changes in assets and liabilities:
Accounts receivable	(38.4)	12.7	334.2
Inventories	(18.6)	15.8	142.8
Regulatory assets and liabilities	26.5	341.4	(68.7)
Accounts payable	47.5	(25.1)	(389.2)
Delayed/advance customer billings, net	8.1	37.5	1.5
Taxes accrued	6.0	1.1	15.0
Other assets and liabilities	(93.4)	(65.6)	(117.6)
Other	13.1	8.3	13.0
Net cash provided by operating activities	578.0	912.4	440.2
Investing Activities:
Capital expenditures	(922.4)	(861.3)	(662.5)
Business acquisition, net of cash acquired	—	(175.9)	(37.0)
Other	6.0	10.0	4.0
Net cash used in investing activities	(916.4)	(1,027.2)	(695.5)
Financing Activities:
Issuance of long-term debt	150.0	495.0	755.0
Repayment of long-term debt	(42.0)	(456.6)	(281.2)
Issuance (repayment) of short-term debt, net	370.0	(8.5)	(82.0)
Issuance of common stock	76.2	287.0	41.9
Dividends paid on common stock	(182.2)	(167.1)	(150.7)
Dividends paid on preferred stock	(14.8)	(14.8)	(14.8)
Other	(12.5)	(11.1)	(7.6)
Net cash provided by financing activities	344.7	123.9	260.6
Net Increase in Cash, Cash Equivalents, and Restricted Cash	6.3	9.1	5.3
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	34.9	25.8	20.5
Cash, Cash Equivalents, and Restricted Cash at End of Year	$41.2	$34.9	$25.8

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(207.1)	$(205.6)	$(177.5)
Income taxes	(2.9)	(0.9)	(2.0)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended September 30
(In millions)	2025	2024	2023
Operating Revenues	$1,544.1	$1,737.4	$1,762.9
Operating Expenses:
Natural gas	669.4	886.2	943.4
Operation and maintenance	300.7	287.4	296.2
Depreciation and amortization	188.4	174.0	158.7
Taxes, other than income taxes	151.1	157.7	157.5
Total Operating Expenses	1,309.6	1,505.3	1,555.8
Operating Income	234.5	232.1	207.1
Interest Expense	100.2	106.4	97.4
Other Income, Net	7.8	8.4	19.4
Income Before Income Taxes	142.1	134.1	129.1
Income Tax Expense	13.8	15.7	11.6
Net Income	128.3	118.4	117.5
Other Comprehensive Income, Net of Tax	1.3	0.5	0.2
Comprehensive Income	$129.6	$118.9	$117.7

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2025	2024
ASSETS
Utility Plant	$5,864.3	$5,420.2
Less: Accumulated depreciation and amortization	1,104.6	1,086.0
Net Utility Plant	4,759.7	4,334.2
Other Property and Investments	75.8	70.1
Current Assets:
Accounts receivable:
Utility	149.1	152.9
Associated companies	2.2	2.8
Other	34.0	22.2
Allowance for credit losses	(23.0)	(24.9)
Delayed customer billings	4.2	5.7
Inventories:
Natural gas	150.0	129.6
Propane gas	8.6	8.6
Materials and supplies	24.5	24.4
Regulatory assets	48.9	84.0
Prepayments	28.2	27.2
Total Current Assets	426.7	432.5
Deferred Charges and Other Assets:
Goodwill	210.2	210.2
Regulatory assets	653.2	588.0
Other	224.2	193.6
Total Deferred Charges and Other Assets	1,087.6	991.8
Total Assets	$6,349.8	$5,828.6

SPIRE MISSOURI INC.

BALANCE SHEETS (continued)

	September 30
	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (par value $1.00 per share; 50.0 million shares authorized; 26,822 and 25,855 issued and outstanding at September 30, 2025 and 2024, respectively)	$0.1	$0.1
Paid-in capital	929.2	854.8
Retained earnings	1,239.1	1,110.8
Accumulated other comprehensive loss	(0.7)	(2.0)
Total Shareholder's Equity	2,167.7	1,963.7
Long-term debt	1,953.6	1,803.4
Total Capitalization	4,121.3	3,767.1
Current Liabilities:
Notes payable – associated companies	566.3	495.3
Accounts payable	98.9	92.0
Accounts payable – associated companies	21.4	7.6
Advance customer billings	43.2	35.5
Wages and compensation accrued	27.0	24.2
Customer deposits	7.2	6.1
Taxes accrued	65.8	60.2
Regulatory liabilities	13.9	10.2
Other	64.3	50.6
Total Current Liabilities	908.0	781.7
Deferred Credits and Other Liabilities:
Deferred income taxes	598.7	567.6
Pension and postretirement benefit costs	72.4	110.0
Asset retirement obligations	95.5	95.7
Regulatory liabilities	481.3	443.3
Other	72.6	63.2
Total Deferred Credits and Other Liabilities	1,320.5	1,279.8
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$6,349.8	$5,828.6

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Balance at September 30, 2022	25,325	$0.1	$816.1	$931.9	$(2.7)	$1,745.4
Net income	—	—	—	117.5	—	117.5
Common stock issued to Spire Inc.	530	—	38.7	—	—	38.7
Dividends declared	—	—	—	(57.0)	—	(57.0)
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Balance at September 30, 2023	25,855	0.1	854.8	992.4	(2.5)	1,844.8
Net income	—	—	—	118.4	—	118.4
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Balance at September 30, 2024	25,855	0.1	854.8	1,110.8	(2.0)	1,963.7
Net income	—	—	—	128.3	—	128.3
Common stock issued to Spire Inc.	967	—	74.4	—	—	74.4
Other comprehensive income, net of tax	—	—	—	—	1.3	1.3
Balance at September 30, 2025	26,822	$0.1	$929.2	$1,239.1	$(0.7)	$2,167.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2025	2024	2023
Operating Activities:
Net Income	$128.3	$118.4	$117.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188.4	174.0	158.7
Deferred income taxes and investment tax credits	13.6	14.8	11.6
Changes in assets and liabilities:
Accounts receivable	(9.3)	(14.2)	16.0
Inventories	(20.5)	3.0	80.2
Regulatory assets and liabilities	22.0	310.8	(22.4)
Accounts payable	28.6	(5.3)	(45.7)
Delayed/advance customer billings, net	9.2	36.7	2.2
Taxes accrued	5.9	0.1	9.7
Other assets and liabilities	(25.2)	(65.2)	(108.4)
Other	2.7	1.4	1.7
Net cash provided by operating activities	343.7	574.5	221.1
Investing Activities:
Capital expenditures	(641.2)	(553.0)	(447.5)
Other	4.5	6.7	4.1
Net cash used in investing activities	(636.7)	(546.3)	(443.4)
Financing Activities:
Issuance of long-term debt	150.0	320.0	400.0
Repayment of long-term debt	—	(300.0)	(250.0)
Borrowings (repayments to) from Spire, net	71.0	(45.3)	95.3
Issuance of common stock	74.4	—	38.7
Dividends paid	—	—	(57.0)
Other	(2.4)	(3.7)	(3.9)
Net cash provided by (used in) financing activities	293.0	(29.0)	223.1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(0.8)	0.8
Cash and Cash Equivalents at Beginning of Year	—	0.8	—
Cash and Cash Equivalents at End of Year	$—	$—	$0.8
Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(102.9)	$(111.6)	$(93.8)
Income taxes	(0.9)	(0.4)	(0.2)

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF INCOME

	Years Ended September 30
(In millions)	2025	2024	2023
Operating Revenues	$545.2	$578.9	$571.1
Operating Expenses:
Natural gas	154.4	189.5	202.7
Operation and maintenance	137.1	135.6	136.4
Depreciation and amortization	71.0	72.8	69.3
Taxes, other than income taxes	40.2	42.7	43.0
Total Operating Expenses	402.7	440.6	451.4
Operating Income	142.5	138.3	119.7
Interest Expense	29.6	33.1	34.9
Other Income, Net	0.4	1.8	1.5
Income Before Income Taxes	113.3	107.0	86.3
Income Tax Expense	28.4	26.9	20.3
Net Income	$84.9	$80.1	$66.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

BALANCE SHEETS

	September 30
(Dollars in millions, except per share amounts)	2025	2024
ASSETS
Utility Plant	$3,052.9	$2,966.6
Less: Accumulated depreciation and amortization	1,362.4	1,336.6
Net Utility Plant	1,690.5	1,630.0
Other Property and Investments	0.1	0.1
Current Assets:
Cash and cash equivalents	1.9	1.5
Accounts receivable:
Utility	34.8	35.5
Associated companies	—	0.4
Other	6.9	6.1
Allowance for credit losses	(4.9)	(5.7)
Delayed customer billings	9.0	5.7
Inventories:
Natural gas	39.4	37.3
Materials and supplies	19.0	18.7
Regulatory assets	16.1	19.2
Prepayments	7.7	10.7
Total Current Assets	129.9	129.4
Deferred Charges and Other Assets:
Regulatory assets	650.6	642.0
Other	99.2	94.8
Total Deferred Charges and Other Assets	749.8	736.8
Total Assets	$2,570.3	$2,496.3

SPIRE ALABAMA INC.

BALANCE SHEETS (continued)

	September 30
	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock and paid-in capital (par value $0.01 per share; 3,000,000 shares authorized; 1,972,052 issued and outstanding at September 30, 2025 and 2024)	$242.9	$279.4
Retained earnings	735.2	668.9
Total Shareholder's Equity	978.1	948.3
Long-term debt (less current portion)	711.7	711.3
Total Capitalization	1,689.8	1,659.6
Current Liabilities:
Current portion of long-term debt	—	35.0
Notes payable – associated companies	130.1	48.4
Accounts payable	43.3	38.0
Accounts payable – associated companies	5.4	6.7
Advance customer billings	13.1	10.9
Wages and compensation accrued	7.8	7.2
Customer deposits	22.3	20.8
Taxes accrued	33.1	34.8
Regulatory liabilities	20.3	33.8
Other	14.6	13.8
Total Current Liabilities	290.0	249.4
Deferred Credits and Other Liabilities:
Deferred income taxes	64.1	35.9
Pension and postretirement benefit costs	2.4	28.0
Asset retirement obligations	470.0	468.6
Regulatory liabilities	29.2	28.3
Other	24.8	26.5
Total Deferred Credits and Other Liabilities	590.5	587.3
Commitments and Contingencies (Note 16)
Total Capitalization and Liabilities	$2,570.3	$2,496.3

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Balance at September 30, 2022	1,972,052	$—	$316.9	$589.1	$906.0
Net income	—	—	—	66.0	66.0
Dividends declared	—	—	—	(13.0)	(13.0)
Return of capital to Spire	—	—	(31.0)	—	(31.0)
Balance at September 30, 2023	1,972,052	—	285.9	642.1	928.0
Net income	—	—	—	80.1	80.1
Dividends declared	—	—	—	(53.3)	(53.3)
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Balance at September 30, 2024	1,972,052	—	279.4	668.9	948.3
Net income	—	—	—	84.9	84.9
Dividends declared	—	—	—	(18.6)	(18.6)
Return of capital to Spire	—	—	(36.5)	—	(36.5)
Balance at September 30, 2025	1,972,052	$—	$242.9	$735.2	$978.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

STATEMENTS OF CASH FLOWS

	Years Ended September 30
(In millions)	2025	2024	2023
Operating Activities:
Net Income	$84.9	$80.1	$66.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.0	72.8	69.3
Deferred income taxes	28.4	26.9	20.3
Changes in assets and liabilities:
Accounts receivable	(0.5)	8.0	27.1
Inventories	(2.4)	15.6	17.2
Regulatory assets and liabilities	2.7	49.3	(49.5)
Accounts payable	8.8	2.4	(42.3)
Delayed/advance customer billings	(1.1)	0.7	(0.6)
Taxes accrued	(1.7)	0.3	3.3
Other assets and liabilities	(38.5)	(8.6)	18.7
Other	0.9	0.4	0.4
Net cash provided by operating activities	152.5	247.9	129.9
Investing Activities:
Capital expenditures	(144.2)	(112.8)	(117.6)
Other	0.9	0.8	1.3
Net cash used in investing activities	(143.3)	(112.0)	(116.3)
Financing Activities:
Issuance of long-term debt	—	—	175.0
Repayment of long-term debt	(35.0)	—	—
Borrowings (Repayments to) from Spire, net	81.7	(75.7)	(136.8)
Return of capital to Spire	(36.5)	(6.5)	(31.0)
Dividends paid	(18.6)	(53.4)	(21.0)
Other	(0.4)	—	(1.0)
Net cash used in financing activities	(8.8)	(135.6)	(14.8)
Net Increase (Decrease) in Cash and Cash Equivalents	0.4	0.3	(1.2)
Cash and Cash Equivalents at Beginning of Year	1.5	1.2	2.4
Cash and Cash Equivalents at End of Year	$1.9	$1.5	$1.2

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(28.9)	$(32.9)	$(30.1)
Income taxes	—	—	—

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

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment includes Spire’s largest gas-related business, Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (U.S.). The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 14, Segment Information. Spire Missouri and Spire Alabama each have a single reportable segment.

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

SYSTEM OF ACCOUNTS – The accounts of the Utilities are maintained in accordance with the Uniform System of Accounts prescribed by the applicable state public service commissions, which systems substantially conform to those prescribed by FERC.

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

PROPERTY, PLANT, AND EQUIPMENT –

Utility Plant – Utility plant is comprised primarily of our utility distribution assets and amounts are stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and materials, allocable overheads and an allowance for funds used during construction. The costs of units of property retired, replaced or renewed are removed from utility plant and are charged to accumulated depreciation. Maintenance and repairs of property and replacement and renewal of items determined to be less than units of property are charged to maintenance expenses. Utility plant includes $268.3 and $143.2 of construction work-in-process ("CWIP") for 2025 and 2024, respectively.

Utility plant is depreciated using the composite method on a straight-line basis over the estimated service lives of the various classes of property at rates approved by the applicable regulatory commission. For Spire Missouri and for Spire Alabama, the annual depreciation and amortization expense in fiscal years 2025, 2024 and 2023 averaged approximately 3% of the original cost of depreciable and amortizable property.

Non-utility Property – Non-utility property is comprised primarily of our storage facilities, transportation pipelines and other assets. These assets are recorded at the original cost of acquisition or construction, which includes material, labor, contractor services and, for FERC-regulated projects, an allowance for funds used during construction. Repairs, replacements and renewals of items of property determined to be less than a unit of property or that do not increase the property’s life or functionality are charged to maintenance expense. Upon retirement or sale of non-utility property, the original cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in the income statements. Costs related to software developed or obtained for internal use are capitalized and amortized on a straight-line basis over the estimated useful life of the related software. If software is retired prior to being fully amortized, the difference is recorded as a loss in the income statements unless the unamortized balance is expected to be recovered through a regulatory deferral mechanism. Depreciation expense for non-utility property is recorded straight-line over the life of the asset. Depreciation expense for non-utility property was $32.7, $25.8, and $20.6 for 2025, 2024, and 2023, respectively. Non-utility property is as follows:

	2025	2024
Storage	$453.8	$382.0
Pipeline	498.3	492.4
All Other Property*	184.5	177.7
Total property, plant and equipment	$1,136.6	$1,052.1
Accumulated depreciation	(129.4)	(96.8)
Property, plant and equipment, net	$1,007.2	$955.3
* Primarily consisting of computer software and hardware

Accrued Capital Expenditures – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

September 30	2025	2024	2023
Spire	$82.5	$116.5	$104.3
Spire Missouri	61.8	67.4	56.5
Spire Alabama	9.5	14.1	4.6

ASSET RETIREMENT OBLIGATIONS – Spire, Spire Missouri and Spire Alabama record legal obligations associated with the retirement of long-lived assets in the period in which the obligations are incurred, if sufficient information exists to reasonably estimate the fair value of the obligations. Obligations are recorded as both a cost of the related long-lived asset and as a corresponding liability. Subsequently, the asset retirement costs are depreciated over the life of the asset and the asset retirement obligations are accreted to the expected settlement amounts. Spire, Spire Missouri and Spire Alabama record asset retirement obligations associated with certain safety requirements to purge and seal gas distribution mains upon retirement, the plugging and abandonment of storage wells and other storage facilities, specific service line obligations, and certain removal and disposal obligations related to components of Spire Missouri’s, Spire Alabama’s and Spire Gulf’s distribution systems and general plant. Asset retirement obligations recorded by Spire’s other subsidiaries are not material. As authorized by the MoPSC and the APSC, Spire Missouri, Spire Alabama and Spire Gulf accrue future asset removal costs associated with their property, plant and equipment even if a legal obligation does not exist. Such accruals are provided for through depreciation expense and are recorded with corresponding credits to regulatory liabilities or regulatory assets. When those utilities retire depreciable utility plant and equipment, they charge the associated original costs to accumulated depreciation and amortization, and any related removal costs incurred are charged to regulatory liabilities or regulatory assets. The difference between removal costs recognized in depreciation rates and the accretion expense and depreciation expense recognized for financial reporting purposes is a timing difference between recovery of these costs in rates and their recognition for financial reporting purposes. Accordingly, these differences are deferred as regulatory liabilities or regulatory assets. In the rate setting process, the regulatory liabilities or regulatory assets are excluded from the rate base upon which those utilities have the opportunity to earn their allowed rates of return.

The following table presents a reconciliation of the beginning and ending balances of asset retirement obligations at September 30, as reported in the balance sheets.

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Asset retirement obligations, beginning of year	$579.9	$577.4	$95.7	$111.1	$468.6	$451.0
Liabilities incurred during the period	3.1	2.5	0.4	0.4	2.2	1.4
Liabilities settled during the period	(5.1)	(6.5)	(2.8)	(2.9)	(0.9)	(1.3)
Accretion	25.0	24.8	3.9	4.5	20.4	19.6
Revisions in estimated cash flows	(19.7)	(18.3)	(1.7)	(17.4)	(20.3)	(2.1)
Asset retirement obligations, end of year	$583.2	$579.9	$95.5	$95.7	$470.0	$468.6

NATURAL GAS AND PROPANE GAS – For Spire Missouri’s eastern region, inventory of natural gas in storage is priced on a last in, first out (LIFO) basis and inventory of propane gas in storage is priced on a first in, first out (FIFO) basis. For the rest of the Gas Utility segment, inventory of natural gas in storage is priced on the weighted average cost basis. The replacement cost of Spire Missouri’s natural gas for current use in eastern Missouri at September 30, 2025 and 2024 was less than the LIFO cost by $21.3 and $27.3, respectively. The carrying value of the Utilities’ inventory is never adjusted to a lower net realizable value or market value because, pursuant to PGA clauses or a GSA rider, actual gas costs are recovered in customer rates. Natural gas and propane gas storage inventory in Spire’s other segments is recorded at the lower of average cost or net realizable value.

GOODWILL – Spire’s acquisitions were accounted for using business combination accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their fair value. Goodwill is measured as the excess of the acquisition-date fair value of the consideration transferred over the amount of acquisition-date identifiable assets acquired net of assumed liabilities. At September 30, 2025, goodwill included in Spire’s Gas Utility, Gas Marketing, and Midstream segments was $210.2, zero, and zero, respectively, with the remainder held at the corporate level. Goodwill amounts have not changed since fiscal 2017, and there are no accumulated impairment losses. Spire and Spire Missouri evaluate goodwill for impairment as of July 1 of each year, or more frequently if events and circumstances indicate that goodwill might be impaired. At each test date, the assessments concluded that goodwill was not impaired. The Company updated the assessments as of September 30, 2025, determining that it remained more likely than not that the fair value of each reporting unit exceeded its carrying value.

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

In Spire’s statements of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $35.5 and $30.4 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of September 30, 2025 and 2024, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

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

	Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023
Natural gas purchases from Spire Marketing	$23.8	$13.9	$57.4	$13.9	$6.7	$4.7
Natural gas sales to Spire Marketing	0.1	1.7	0.4	—	—	—
Transportation services from Spire STL Pipeline LLC	32.0	32.5	32.0	—	—	—
Natural gas storage services from Spire Storage Salt Plains LLC	—	0.7	0.7	—	—	—
Transportation services from Spire MoGas Pipeline LLC	7.0	4.8	—	—	—	—

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

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Allowance at beginning of year	$31.4	$32.5	$31.9	$24.9	$26.2	$24.9	$5.7	$5.7	$6.3
Provision for expected credit losses	19.6	23.0	16.6	14.8	19.0	13.3	4.0	3.2	2.6
Write-offs, net of recoveries	(22.2)	(24.1)	(16.0)	(16.7)	(20.3)	(12.0)	(4.8)	(3.2)	(3.2)
Allowance at end of year	$28.8	$31.4	$32.5	$23.0	$24.9	$26.2	$4.9	$5.7	$5.7

FINANCE RECEIVABLES – Spire Alabama finances third party contractor sales of merchandise including gas furnaces and appliances. At September 30, 2025 and 2024, Spire Alabama’s finance receivable totaled approximately $5.4 and $5.9, respectively. Financing is available only to qualified customers who meet creditworthiness thresholds for customer payment history and external agency credit reports. Spire Alabama relies upon ongoing payments as the primary indicator of credit quality during the term of each contract. The allowance for credit losses is recognized using an estimate of write-off percentages based on historical experience. Delinquent accounts are evaluated on a case-by-case basis and, absent evidence of debt repayment, after 90 days are due in full and assigned to a third-party collection agency. The remaining finance receivable is written off approximately 12 months after being assigned to the third-party collection agency. Spire Alabama had finance receivables past due 90 days or more of $0.4 and $0.4 at September 30, 2025 and 2024, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS - On September 30, 2025, the Companies adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates segment disclosure requirements through enhanced disclosures around significant segment expenses. The Companies applied the provision retrospectively to all periods presented for each reportable segment as further described. Refer to Note 14, for further discussion of segment reporting.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures (“ASU 2024-03”). This ASU improves disclosure of a public business entity’s expense by requiring disaggregated disclosure of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Companies are currently evaluating the impact of this ASU on their respective consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU enhances the transparency of income tax disclosures related to rate reconciliation and income taxes. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Companies are currently evaluating the impact of this ASU on their respective consolidated financial statements.

Management believes that all other recently adopted and recently issued accounting standards that are not yet effective will not have a material impact on the Companies financial position, results of operations or cash flows upon adoption.

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	2025	2024	2023
Spire
Gas Utility:
Residential	$1,462.6	$1,617.4	$1,648.5
Commercial & industrial	501.3	581.0	606.0
Transportation	133.6	130.0	121.6
Off-system & other incentive	65.3	37.0	30.0
Other customer revenue	24.4	21.2	16.1
Total revenue from contracts with customers	2,187.2	2,386.6	2,422.2
Changes in accrued revenue under alternative revenue programs	20.3	51.3	34.7
Total Gas Utility operating revenues	2,207.5	2,437.9	2,456.9
Gas Marketing	157.2	99.2	179.1
Midstream	155.5	100.7	66.1
Other	20.6	17.6	16.7
Total before eliminations	2,540.8	2,655.4	2,718.8
Intercompany eliminations	(64.4)	(62.4)	(52.5)
Total Operating Revenues	$2,476.4	$2,593.0	$2,666.3
Spire Missouri
Residential	$1,092.1	$1,217.7	$1,261.3
Commercial & industrial	326.0	390.9	411.9
Transportation	35.9	34.1	33.2
Off-system & other incentive	51.9	28.8	20.1
Other customer revenue	14.0	14.9	12.5
Total revenue from contracts with customers	1,519.9	1,686.4	1,739.0
Changes in accrued revenue under alternative revenue programs	24.2	51.0	23.9
Total Operating Revenues	$1,544.1	$1,737.4	$1,762.9
Spire Alabama
Residential	$307.5	$336.4	$322.9
Commercial & industrial	134.5	149.5	150.4
Transportation	87.3	85.1	77.6
Off-system & other incentive	13.4	8.1	9.9
Other customer revenue	6.3	(0.4)	3.6
Total revenue from contracts with customers	549.0	578.7	564.4
Changes in accrued revenue under alternative revenue programs	(3.8)	0.2	6.7
Total Operating Revenues	$545.2	$578.9	$571.1

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

From time to time, the Utilities will sell natural gas to other customers outside its normal customer base or designated service territory. Off-system sales agreements with customers are entered into on an ad-hoc basis for the sale of a specific volume of gas at a specific delivery point at an agreed upon rate. Performance obligations associated with off-system sales are satisfied, and revenue is recognized, at the point in time when the agreed upon volume of natural gas is delivered, and title is transferred, in accordance with the contract terms.

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

The Utilities read meters and bill customers on monthly cycles. Spire Missouri, Spire Gulf and Spire Mississippi record their gas utility revenues from gas sales and transportation services on an accrual basis that includes estimated amounts for gas delivered but not yet billed. The accruals for unbilled revenues are reversed in the subsequent accounting period when meters are actually read and customers are billed. Spire Alabama records natural gas distribution revenues in accordance with the tariff established by the APSC. Unbilled revenue is accrued in an amount equal to the related gas cost, as profit margin is not considered earned until billed. The Utilities, including Spire Missouri and Spire Alabama, have elected to apply the “right to invoice” practical expedient, recognizing revenue for volumes delivered for which they have a right to invoice as that amount corresponds with the value to the customer.

Gas Marketing’s contracts are derivatives. Wholesale contracts (with producers, municipalities, and utility companies) are subject to derivative accounting. Retail contracts (with large commercial and industrial customers) are designated as “normal purchase, normal sale” arrangements and are therefore accounted for as revenue from contracts with customers. The performance obligation is satisfied upon the transfer of control of natural gas to the customer, and revenue is recognized as invoiced monthly. Revenue is recognized monthly based on amounts invoiced using the “right to invoice” practical expedient.

Midstream revenues are primarily derived from firm transportation or storage service agreements, which provide customers with guaranteed access to natural gas transportation capacity to transport gas between receipt and delivery points or storage capacity and related injection and withdrawal rights. These agreements include a single performance obligation—the stand-ready service to provide firm transportation or storage capacity throughout the contract term, which is satisfied over time. The transaction price consists of fixed fees, which represents the customer’s access to transportation or storage capacity, and variable charges, which are based on volumes that are shipped, injected or withdrawn. Revenue is recognized using the right to invoice practical expedient based on amounts invoiced to the customer each month.

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

	2025	2024	2023
Spire	$115.7	$128.2	$131.8
Spire Missouri	82.9	93.1	96.7
Spire Alabama	27.9	30.1	29.9

3. STOCK-BASED COMPENSATION

The Spire 2015 Equity Incentive Plan (EIP) was approved by shareholders of Spire on January 29, 2015 and amended on November 9, 2018. The 2015 EIP was replaced by the 2025 Equity Incentive Plan (EIP), which was approved by shareholders on January 30, 2025. The purpose of the EIP is to encourage directors, officers, and key employees of the Company and its subsidiaries to contribute to the Company’s success and align their interests with that of shareholders. To accomplish this purpose, the Compensation and Human Resources Committee (“Committee”) of Spire’s Board of Directors (the “Board”) may grant awards under the EIP that may be earned by achieving performance objectives and/or other criteria as determined by the Committee. Under the terms of the EIP, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be selected for awards. The EIP provides for restricted stock, restricted stock units, qualified and non-qualified stock options, stock appreciation rights, and performance shares payable in stock, cash, or a combination of both. The EIP generally provides a minimum vesting period of at least three years for each type of award, with pro rata vesting permitted during the minimum three-year vesting period. The maximum number of shares reserved for issuance under the EIP is 1,500,000.

The Company allows participants in the EIP the ability to defer a portion or all of their award. As of September 30, 2025, a total of 79,815 share equivalents (at target payout) have been deferred by participants. Such units are included in the data presented below. After the required holding period, deferred awards are ultimately paid in cash rather than in shares of stock. Upon vesting, the Company issues new shares to satisfy awards that are not deferred. Effective with the fiscal 2026 grants, deferral of awards will no longer be an option available to grantees.

Restricted Stock Awards

During fiscal 2025, the Company granted 103,780 performance-contingent restricted share units to executive officers and key employees at a weighted average grant date fair value of $76.52 per share. This number represents the target shares that can be earned pursuant to the terms of the awards. The share units have a performance period ending September 30, 2027. While the participants have no interim voting rights on these share units, dividends accrue during the performance period and are paid to the participants upon vesting but are subject to forfeiture if the underlying share units do not vest.

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

The weighted average grant date fair value of performance-contingent restricted share units granted during fiscal years 2024 and 2023 was $74.23 and $79.88 per share, respectively.

Fiscal 2025 activity of restricted stock units subject to performance and/or market conditions is presented below:

	Units	Weighted Average Grant Date Fair Value Per Unit
Non-vested at September 30, 2024	289,205	$73.36
Granted	103,780	$76.52
Adjusted for performance	21,469	$65.02
Vested	(100,784)	$65.02
Forfeited	(69,166)	$74.67
Non-vested at September 30, 2025	244,504	$75.62

For the year ended September 30, 2025, the total number of shares or share equivalents that could be issued if all outstanding award grants attain maximum performance payout is 564,862.

During fiscal 2025, the Company granted 57,030 shares of time-vested restricted stock to executive officers and key employees at a weighted average grant date fair value of $72.00 per share. Unless forfeited based on terms of the agreements, these shares will vest in fiscal 2028. In the interim, participants receive full voting rights and dividends, which are not subject to forfeiture. The weighted average grant date fair value of time-vested restricted stock and restricted stock units awarded to employees during fiscal years 2024 and 2023 was $60.68 and $71.91 per share, respectively.

During fiscal 2025, the Company granted 15,750 shares of time-vested restricted stock to non-employee directors at a weighted average grant date fair value of $71.38 per share. These shares vested in fiscal 2025, six months after the grant date. The weighted average grant date fair value of restricted stock awarded to non-employee directors during fiscal years 2024 and 2023 was $58.03 and $75.59 per share, respectively.

Time-vested restricted stock and stock unit activity for fiscal 2025 is presented below:

	Shares/ Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at September 30, 2024	85,559	$64.13
Granted	57,030	$72.00
Vested	(42,677)	$66.36
Forfeited	(23,348)	$67.61
Non-vested at September 30, 2025	76,564	$67.20

For restricted stock and stock units (performance-contingent and time-vested) that vested during fiscal years 2025, 2024, and 2023, the Company withheld 26,892 shares, 24,724 shares, and 18,428 shares, respectively, at weighted average prices of $73.45, $60.73 and $72.03 per share, respectively, pursuant to elections by employees to satisfy tax withholding obligations. The total fair value of restricted stock (performance-contingent and time-vested) that vested during fiscal years 2025, 2024, and 2023 was $8.0, $11.9, and $8.6, respectively, and the related tax benefit was $4.0, $3.7, and $3.2, respectively. None of the tax benefits have been realized.

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

	2025	2024	2023
Risk-free interest rate	4.33%	4.66%	4.26%
Expected dividend yield of stock	—	—	—
Expected volatility of stock	22.2%	23.3%	33.8%
Performance period (in years)	3.0	3.0	3.0

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

The amounts of compensation cost recognized for share-based compensation arrangements are presented below:

	2025	2024	2023
Total compensation cost	$7.8	$6.6	$11.2
Compensation cost capitalized	(1.1)	(0.8)	(1.4)
Compensation cost recognized in net income	6.7	5.8	9.8
Income tax benefit recognized in net income	(1.5)	(1.3)	(2.2)
Compensation cost recognized in net income, net of income tax	$5.2	$4.5	$7.6

As of September 30, 2025, there was $8.7 of total unrecognized compensation cost related to non-vested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.8 years.

4. EARNINGS PER COMMON SHARE

	2025	2024	2023
Basic Earnings Per Common Share:
Net Income	$271.7	$250.9	$217.5
Less: Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.3	0.3
Net Income Available to Common Shareholders	$256.6	$235.8	$202.4
Weighted Average Common Shares Outstanding (in millions)	58.5	56.1	52.5
Basic Earnings Per Share of Common Stock	$4.39	$4.20	$3.86
Diluted Earnings per Common Share:
Net Income	$271.7	$250.9	$217.5
Less: Provision for preferred dividends	14.8	14.8	14.8
Income allocated to participating securities	0.3	0.3	0.3
Net Income Available to Common Shareholders	$256.6	$235.8	$202.4
Weighted Average Common Shares Outstanding (in millions)	58.5	56.1	52.5
Dilutive Effect of Restricted Stock and Restricted Stock Units (in millions)*	0.2	0.2	0.1
Weighted Average Diluted Common Shares (in millions)	58.7	56.3	52.6
Diluted Earnings Per Share of Common Stock	$4.37	$4.19	$3.85

* Calculation excludes certain outstanding common shares (shown in millions by period at the right) attributable to common stock forward contracts, stock units subject to performance or market conditions, and restricted stock, which could have a dilutive effect in the future	0.2	0.1	1.9

5. SHAREHOLDERS’ EQUITY

Spire

Preferred Stock

At September 30, 2025 and 2024, Spire had authorized 5,000,000 shares of preferred stock.

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

Equity Units

In February 2021, Spire issued 3.5 million equity units, initially in the form of Corporate Units (as defined in the Underwriting Agreement, dated February 9, 2021, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 16, 2021). Each Corporate Unit was comprised of (i) a purchase contract obligating the holder to purchase from the Company for a price in cash of fifty dollars, on the purchase contract settlement date (March 1, 2024, subject to earlier termination or settlement), a certain number of shares of the Company’s common stock and (ii) a 1/20th, or 5%, undivided beneficial ownership interest in one thousand dollars principal amount of the Company’s 2021 Series A 0.75% Remarketable Senior Notes due 2026. Each Corporate Unit purchase contract obligated holders to purchase a variable number of shares of common stock of the Company based on the applicable market value, subject to anti-dilution adjustments. As of March 1, 2024, the applicable market value was calculated to be $58.6809 per share, and after adjustment the holders were obligated to purchase 0.7845 shares of common stock. The Corporate Unit holders purchased an aggregate of 2,745,733 shares of common stock (net of fractional shares) for $175.0, settled on March 5, 2024.

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

In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of September 30, 2025, there were no outstanding forward sales agreements.

As of September 30, 2025, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $123.6. The Company suspended activity under the ATM program beginning August 7, 2025, and such suspension will remain in effect until two business days after the Company files its Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Other Equity Information

Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 196,135 and 218,141 shares at September 30, 2025 and 2024, respectively, remaining available for issuance under this Form S-3. Spire also has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 6, 2028.

Spire Missouri

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock or to make loans to its parent company. These mortgage restrictions are applicable regardless of whether the stock is publicly held or held solely by Spire Missouri’s parent company. Under the most restrictive of these provisions, no cash dividend may be declared or paid if, after the dividend, the aggregate net amount spent for all dividends after September 30, 1953 would exceed a maximum amount determined by a formula set out in the mortgage. Under that formula, the maximum amount is the sum of $8.0 plus earnings applicable to common stock (adjusted for stock repurchases and issuances) for the period from September 30, 1953 to the last day of the quarter before the declaration or payment date for the dividends. As of September 30, 2025 and 2024, the amount under the mortgage’s formula that was available to pay dividends was $1,999.4 and $1,797.0, respectively, so all of Spire Missouri’s retained earnings were free from such restrictions.

Spire Missouri has a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 6, 2028. Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. Under this authorization, through October 23, 2025, Spire Missouri has issued $74.4 of common stock and $350 of first mortgage bonds. Approximately $426.0 remains available for issuance under this authorization.

As of September 30, 2025 and 2024, Spire Missouri had authorized 1,480,000 shares of preferred stock, but none had been issued.

Spire Alabama

As of September 30, 2025 and 2024, Spire Alabama had authorized 120,000 shares of preferred stock, but none had been issued.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income ("AOCI"), net of income taxes, recognized in the balance sheets at September 30 were as follows:

	Net	Defined Benefit	Net Unrealized
	Unrealized	Pension and	Gain (Loss) on
	Gain (Loss)	Other	Available-for-
	on Cash Flow	Postretirement	Sale Debt
	Hedges	Benefit Plans	Securities	Total
Spire
Balance at September 30, 2023	$50.5	$(2.5)	$(0.4)	$47.6
Other comprehensive (loss) income	(36.3)	0.5	0.3	(35.5)
Balance at September 30, 2024	14.2	(2.0)	(0.1)	12.1
Other comprehensive income	5.9	1.3	0.1	7.3
Balance at September 30, 2025	$20.1	$(0.7)	$—	$19.4

Spire Missouri
Balance at September 30, 2023	$—	$(2.5)	$—	$(2.5)
Other comprehensive income	—	0.5	—	0.5
Balance at September 30, 2024	—	(2.0)	—	(2.0)
Other comprehensive income	—	1.3	—	1.3
Balance at September 30, 2025	$—	$(0.7)	$—	$(0.7)

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

6. LONG-TERM DEBT

The composition of long-term debt as of September 30 is shown in the following tables.

	2025	2024
Spire
5.30% Senior Notes, due March 1, 2026	$350.0	$350.0
3.13% Senior Notes, due September 1, 2026	130.0	130.0
3.93% Senior Notes, due March 15, 2027	100.0	100.0
5.80% Senior Notes, due March 15, 2033	150.0	150.0
4.70% Senior Notes, due August 15, 2044	250.0	250.0
Total principal of Spire Missouri long-term debt (see below)	1,968.0	1,818.0
Total principal of Spire Alabama long-term debt (see below)	715.0	750.0
Other subsidiaries' long-term debt:
5.00% First Mortgage Bonds, due September 30, 2031	42.0	42.0
2.95% Notes, with annual principal payments through December 2034	104.1	111.1
5.61% First Mortgage Bonds, due October 15, 2037	30.0	30.0
3.52% First Mortgage Bonds, due September 30, 2049	40.0	40.0
Total principal of long-term debt	3,879.1	3,771.1
Less: Unamortized discounts and debt issuance costs	(22.2)	(24.7)
Less: Current portion	(487.5)	(42.0)
Long-term debt, excluding current portion	$3,369.4	$3,704.4
Spire Missouri
First Mortgage Bonds:
3.40% Series, due March 15, 2028	$45.0	$45.0
7.00% Series, due June 1, 2029	19.3	19.3
2.84% Series, due November 15, 2029	275.0	275.0
4.88% Series, due September 15, 2030	90.0	—
7.90% Series, due September 15, 2030	30.0	30.0
5.12% Series, due September 15, 2032	60.0	—
3.68% Series, due September 15, 2032	50.0	50.0
4.80% Series, due February 15, 2033	400.0	400.0
6.00% Series, due May 1, 2034	99.3	99.3
5.15% Series, due August 15, 2034	320.0	320.0
6.15% Series, due June 1, 2036	54.5	54.5
4.63% Series, due August 15, 2043	99.9	99.9
4.23% Series, due September 15, 2047	70.0	70.0
3.30% Series, due June 1, 2051	305.0	305.0
4.38% Series, due September 15, 2057	50.0	50.0
Total principal of Spire Missouri long-term debt	1,968.0	1,818.0
Less: Unamortized discounts and debt issuance costs	(14.4)	(14.6)
Spire Missouri long-term debt, excluding current portion	$1,953.6	$1,803.4
Spire Alabama
3.21% Notes, due September 15, 2025	$—	$35.0
5.32% Notes, due October 15, 2029	90.0	90.0
2.88% Notes, due December 1, 2029	100.0	100.0
2.04% Notes, due December 15, 2030	150.0	150.0
5.41% Notes, due October 15, 2032	85.0	85.0
5.90% Notes, due January 15, 2037	45.0	45.0
4.31% Notes, due December 1, 2045	80.0	80.0
3.92% Notes, due January 15, 2048	45.0	45.0
4.64% Notes, due January 15, 2049	90.0	90.0
4.02% Notes, due January 15, 2058	30.0	30.0
Total principal of Spire Alabama long-term debt	715.0	750.0
Less: Unamortized discounts and debt issuance costs	(3.3)	(3.7)
Less: Current portion	—	(35.0)
Spire Alabama long-term debt, excluding current portion	$711.7	$711.3

Maturities of long-term debt for Spire on a consolidated basis, Spire Missouri and Spire Alabama for the five fiscal years after September 30, 2025 are as follows:

	2026	2027	2028	2029	2030
Spire	$487.5	$108.1	$53.6	$28.5	$594.9
Spire Missouri	—	—	45.0	19.3	395.0
Spire Alabama	—	—	—	—	190.0

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of September 30, 2025, there were no events of default under these financial covenants.

Spire

At September 30, 2025, Spire had outstanding principal of long-term debt totaling $3,879.1, of which $1,968.0 was issued by Spire Missouri, $715.0 was issued by Spire Alabama and $1,196.1 was issued by Spire and other subsidiaries. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. However, increases and decreases in fair value would impact earnings and cash flows only if the Company were to reacquire any of these issues in the open market prior to maturity. Under GAAP applicable to the Utilities’ regulated operations, losses or gains on early redemption of long-term debt would typically be deferred as regulatory assets or regulatory liabilities and amortized over a future period. Interest expense shown on Spire’s consolidated statement of income is net of capitalized interest totaling $19.5, $17.0 and $8.6 for the years ended September 30, 2025, 2024 and 2023, respectively.

As indicated in Note 5, Shareholders’ Equity, Spire has a shelf registration statement on Form S-3 on file with the SEC for the issuance of equity and debt securities.

Spire Missouri

At September 30, 2025, Spire Missouri had outstanding principal of long-term debt totaling $1,968.0. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Missouri’s statement of comprehensive income is net of capitalized interest totaling $4.8, $4.6 and $3.1 for the years ended September 30, 2025, 2024 and 2023, respectively.

On October 23, 2025, Spire Missouri issued an aggregate principal amount of $200.0 of First Mortgage Bonds. The first tranche consisted of an aggregate principal amount of $150.0, bearing interest at 4.60% per annum and maturing on September 15, 2030. The second tranche consisted of an aggregate principal amount of $50.0, bears interest at 4.65% per annum and maturing on January 15, 2031. Interest is payable semi-annually on March 15 and September 15 of each year. The bonds are senior secured indebtedness of Spire Missouri and rank equally with all other existing and future senior secured indebtedness issued by Spire Missouri under its Mortgage and Deed of Trust. The bonds are secured by a first mortgage lien on substantially all the real properties of Spire Missouri, subject to limited exceptions. Spire Missouri used the proceeds for general corporate purposes.

As indicated in Note 5, Shareholders’ Equity, Spire Missouri has a shelf registration on Form S-3 on file with the SEC for issuance of equity and debt securities, which expires on May 7, 2028. Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. Under this authorization, through October 23, 2025, Spire Missouri has issued $74.4 of common stock and $350 of first mortgage bonds. Approximately $426.0 remains available for issuance under this authorization.

Substantially all of Spire Missouri’s plant is subject to the liens of its first mortgage bonds. The mortgage contains several restrictions on Spire Missouri’s ability to pay cash dividends on its common stock, which are described in Note 5, Shareholders’ Equity.

Spire Alabama

At September 30, 2025, Spire Alabama had outstanding principal of fixed-rate long-term debt totaling $715.0. All long-term debt bears fixed rates and is subject to changes in fair value as market interest rates change. Interest expense shown on Spire Alabama’s statement of income is net of capitalized interest totaling $4.5, $1.8 and $2.3 for the years ended September 30, 2025, 2024 and 2023, respectively.

Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

7. NOTES PAYABLE AND CREDIT AGREEMENTS

Spire, Spire Missouri and Spire Alabama have a syndicated revolving credit facility pursuant to a loan agreement with 12 banks through October 11, 2029. The loan agreement has an aggregate credit commitment of $1,500.0, including sublimits of $525.0 for the Spire holding company, $700.0 for Spire Missouri and $275.0 for Spire Alabama. These sublimits may be reallocated from time to time among the three borrowers within the $1,500.0 aggregate commitment, with commitment fees and interest margins applied for each borrower relative to its credit rating. The Spire holding company may use its line to provide for the funding needs of various subsidiaries. The agreement also contains financial covenants limiting each borrower’s consolidated total debt, including short-term debt, to no more than 70% of its total capitalization. As defined in the line of credit, on September 30, 2025, total debt was less than 65% of total capitalization for each borrower. There were no borrowings against this credit facility as of September 30, 2025 and 2024.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of September 30, 2025, $741.0 of Spire’s short-term borrowings were used to support lending to the Utilities.

	Spire	Spire	Spire
	(Parent Only)	Missouri	Alabama	Spire
	CP	Spire	Spire	Consol-
	Program	Note	Note	idated
Year Ended September 30, 2025
Highest borrowings outstanding	$1,348.0	$615.0	$130.6	$1,348.0
Lowest borrowings outstanding	896.0	299.5	1.2	896.0
Weighted average borrowings	1,085.7	482.6	50.8	1,085.7
Weighted average interest rate	4.5%	4.7%	4.7%	4.5%
As of September 30, 2025
Borrowings outstanding	$1,317.0	$566.3	$130.1	$1,317.0
Weighted average interest rate	4.4%	4.4%	4.4%	4.4%
As of September 30, 2024
Borrowings outstanding	$947.0	$495.3	$48.4	$947.0
Weighted average interest rate	5.2%	5.2%	5.2%	5.2%

For additional information regarding the pending acquisition of Tennessee natural gas business from Piedmont Natural Gas, see Note 18 – Business Combinations, which is supported by a fully committed bridge financing facility discussed therein.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis were as follows:

			Classification of
			Estimated Fair Value
			Quoted
			Prices in	Significant
			Active	Observable
	Carrying	Fair	Markets	Inputs
	Amount	Value	(Level 1)	(Level 2)
Spire
As of September 30, 2025
Cash and cash equivalents	$5.7	$5.7	$5.7	$—
Notes payable	1,317.0	1,317.0	—	1,317.0
Long-term debt, including current portion	3,856.9	3,691.5	—	3,691.5
As of September 30, 2024
Cash and cash equivalents	$4.5	$4.5	$4.5	$—
Notes payable	947.0	947.0	—	947.0
Long-term debt, including current portion	3,746.4	3,600.3	—	3,600.3
Spire Missouri
As of September 30, 2025
Notes payable - associated companies	$566.3	$566.3	$—	$566.3
Long-term debt	1,953.6	1,874.0	—	1,874.0
As of September 30, 2024
Notes payable - associated companies	$495.3	$495.3	$—	$495.3
Long-term debt	1,803.4	1,736.9	—	1,736.9
Spire Alabama
As of September 30, 2025
Cash and cash equivalents	$1.9	$1.9	$1.9	$—
Notes payable - associated companies	130.1	130.1	—	130.1
Long-term debt	711.7	675.9	—	675.9
As of September 30, 2024
Cash and cash equivalents	$1.5	$1.5	$1.5	$—
Notes payable - associated companies	48.4	48.4	—	48.4
Long-term debt, including current portion	746.3	711.8	—	711.8

9. FAIR VALUE MEASUREMENTS

The information presented below categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the NYMEX or the ICE and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include physical commodity derivatives and interest rate swaps that are valued using broker or dealer quotation services whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of September 30, 2025 or 2024. The Company’s and the Utilities’ policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$27.5	$—	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	—	(2.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	11.4	—	—	(11.4)	—
Natural gas commodity contracts	—	44.8	—	(2.7)	42.1
Other:
U.S. stock/bond mutual funds	27.0	—	—	—	27.0
U.S. bonds	23.5	—	—		23.5
Global Bonds	1.5	—	—	—	1.5
Interest rate swaps	—	10.0	—	—	10.0
Total	$93.8	$54.8	$—	$(17.0)	$131.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$25.9	$—	$—	$(1.3)	$24.6
Gas Marketing:
NYMEX/ICE natural gas contracts	19.0	—	—	(19.0)	—
Natural gas commodity contracts	—	16.7	—	(2.7)	14.0
Total	$44.9	$16.7	$—	$(23.0)	$38.6

As of September 30, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.3	$—	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	7.0	—	—	(7.0)	—
Natural gas commodity contracts	—	46.0	—	(3.5)	42.5
Other:
U.S. stock/bond mutual funds	17.9	—	—	—	17.9
U.S. bonds	21.9	—	—	—	21.9
Global Bonds	5.9	—	—	—	5.9
Interest rate swaps	—	0.8	—	—	0.8
Total	$80.4	$46.8	$—	$(13.9)	$113.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$13.6	$—	$—	$(3.8)	$9.8
Gas Marketing:
NYMEX/ICE natural gas contracts	17.7	—	—	(17.7)	—
Natural gas commodity contracts	—	24.5	—	(3.5)	21.0
Other:
Interest rate swaps	—	1.5	—	—	1.5
Total	$31.3	$26.0	$—	$(25.0)	$32.3

Spire Missouri

				Effects of
	Quoted			Netting
	Prices	Significant	Significant	and Cash
	in Active	Observable	Unobservable	Margin
	Markets	Inputs	Inputs	Receivables
	(Level 1)	(Level 2)	(Level 3)	/Payables	Total
As of September 30, 2025
ASSETS
U.S. stock/bond mutual funds	$27.5	$—	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	—	(2.9)	—
Total	$30.4	$—	$—	$(2.9)	$27.5
LIABILITIES
NYMEX/ICE natural gas contracts	$25.9	$—	$—	$(1.3)	$24.6

As of September 30, 2024
ASSETS
U.S. stock/bond mutual funds	$24.3	$—	$—	$—	$24.3
NYMEX/ICE natural gas contracts	3.4	—	—	(3.4)	—
Total	$27.7	$—	$—	$(3.4)	$24.3
LIABILITIES
NYMEX/ICE natural gas contracts	$13.6	$—	$—	$(3.8)	$9.8

Spire Alabama

Spire Alabama occasionally utilizes a gasoline derivative program to stabilize the cost of fuel used in operations. As of September 30, 2025 and September 30, 2024, there were no gasoline derivatives outstanding.

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

In the course of its business, Spire’s gas marketing subsidiary, Spire Marketing enters into commitments associated with the purchase or sale of natural gas. Certain of Spire Marketing’s derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of ASC Topic 815 and are accounted for as executory contracts on an accrual basis. Any of Spire Marketing’s derivative natural gas contracts that are not designated as normal purchases or normal sales are accounted for at fair value. At September 30, 2025, the fair values of 278.2 million MMBtu of non-exchange-traded natural gas commodity contracts were reflected in the Consolidated Balance Sheet. Of these contracts, 236.7 million MMBtu will settle during fiscal 2026, and 29.7 million MMBtu, 8.2 million MMBtu, and 3.4 million MMBtu, will settle during fiscal years 2027, 2028, and 2029, respectively. A total of 0.2 million MMBtu will settle in the years 2029-2031. These contracts have not been designated as hedges; therefore, changes in the fair value of these contracts are reported in earnings each period.

Furthermore, Spire Marketing manages the price risk associated with its fixed-priced commitments by either closely matching the offsetting physical purchase or sale of natural gas at fixed prices or through the use of NYMEX or ICE futures, swap, and option contracts to lock in margins.

At September 30, 2025, Spire Marketing’s unmatched fixed-price positions were not material to Spire’s financial position or results of operations. Spire Marketing’s NYMEX and ICE natural gas futures, swap and option contracts used to lock in margins may be designated as cash flow hedges of forecasted transactions for financial reporting purposes.

Spire enters into cash flow hedges through the execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At September 30, 2025, the following swaps were outstanding:

Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2025 Mark-to- Market Gain
Quarter 3, fiscal 2023	10	$25.0	3.018%	0.8
Quarter 1, fiscal 2024	10	25.0	3.400%	0.8
Quarter 1, fiscal 2024	10	25.0	3.525%	0.8
Quarter 1, fiscal 2024	10	25.0	3.535%	0.8
Quarter 1, fiscal 2024	10	25.0	3.450%	0.8
Quarter 4, fiscal 2024	10	25.0	3.541%	0.7
Quarter 4, fiscal 2024	10	25.0	3.552%	0.8
Quarter 4, fiscal 2024	10	25.0	3.426%	0.8
Quarter 4, fiscal 2024	10	25.0	3.577%	0.8
Quarter 4, fiscal 2024	10	25.0	3.450%	0.8
Quarter 4, fiscal 2024	10	25.0	3.350%	0.8
Quarter 1, fiscal 2025	1.5	125.0	3.567%	0.2
Quarter 1, fiscal 2025	1.5	225.0	3.567%	0.4
Quarter 3, fiscal 2025	10	25.0	3.580%	0.3
Quarter 3, fiscal 2025	10	25.0	3.611%	0.3
Quarter 3, fiscal 2025	10	25.0	3.657%	0.3
Quarter 3, fiscal 2025	10	25.0	3.763%	0.5
		$725.0		$10.7

As of September 30, 2025, the Company has recorded through other comprehensive income a cumulative mark-to-market net asset of $10.0 on open swaps.

The Company’s and Spire Missouri’s exchange-traded/cleared derivative instruments consist primarily of NYMEX and ICE positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX and ICE natural gas futures and swap positions at September 30, 2025 and 2024 were as follows:

	September 30, 2025		September 30, 2024
Gas Marketing	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	48.0	48	56.0	48
Natural gas options purchased, net	9.9	15	3.8	15
Natural gas basis swaps purchased	24.7	39	32.4	39

Gas Utility
Natural gas futures purchased	32.3	12.0	34.6	12

At September 30, 2025, Spire Missouri also had 9.78 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets of the Company at fair value, and the change in fair value of the effective portion of these hedge instruments is recorded, net of income tax, in other comprehensive income or loss ("OCI"). AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. Based on market prices at September 30, 2025, it is expected that $2.6 of net gains will be reclassified into the Consolidated Statements of Income of the Company during the next twelve months.

Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the Consolidated Statements of Cash Flows.

Effect of Derivative Instruments on the Consolidated Statements of Income and Comprehensive Income
	Location of Gain (Loss)
	Recorded in Income	2025	2024	2023
Derivatives in Cash Flow Hedging Relationships
Portion of gain (loss) recognized in OCI on derivatives:
Interest rate swaps		$12.8	$(15.9)	$20.1
Portion of gain reclassified from AOCI to income:
Interest rate swaps	Interest Expense	$5.1	$11.1	$2.4

Derivatives Not Designated as Hedging Instruments*
(Loss) gain recognized in income on derivatives:
Gas / diesel futures	Other Income (Expense), Net	$—	$(0.3)	$0.3
Natural gas commodity contracts	Operating Expenses: Natural Gas	(6.5)	12.5	18.0
NYMEX / ICE natural gas contracts	Operating Expenses: Natural Gas	(3.1)	(16.3)	(35.0)
Total		$(9.6)	$(4.1)	$(16.7)

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

Fair Value of Derivative Instruments in the Consolidated Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2025	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$10.0	Current Liabilities: Other	$—
Subtotal		10.0		—

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	2.9	Current Liabilities: Other	25.9
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	11.3	Current Liabilities: Other	17.7
	Deferred Charges and Other Assets: Other	0.1	Deferred Credits and Other Liabilities: Other	1.3
Natural gas commodity	Current Assets: Other	42.8	Current Liabilities: Other	15.6
	Deferred Charges and Other Assets: Other	2.0	Deferred Credits and Other Liabilities: Other	1.1
Subtotal		59.1		61.6
Total derivatives		$69.1		$61.6

September 30, 2024
Derivatives designated as hedging instruments
Other: Interest rate swaps	Current Assets: Other	$0.8	Current Liabilities: Other	$1.5
Subtotal		0.8		1.5

Derivatives not designated as hedging instruments
Gas Utility:
Natural gas contracts	Current Assets: Other	3.4	Current Liabilities: Other	13.6
Gasoline and heating oil contracts	Current Assets: Other	—		—
Gas Marketing:
NYMEX / ICE natural gas contracts	Current Assets: Other	6.2	Current Liabilities: Other	13.7
	Deferred Charges and Other Assets: Other	0.8	Deferred Credits and Other Liabilities: Other	4.0
Natural gas commodity	Current Assets: Other	42.1	Current Liabilities: Other	19.8
	Deferred Charges and Other Assets: Other	3.9	Deferred Credits and Other Liabilities: Other	4.7
Subtotal		56.4		55.8
Total derivatives		$57.2		$57.3

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in the consolidated balance sheets:

	2025	2024
Fair value of derivative assets presented above	$69.1	$57.2
Fair value of cash margin receivable offset with derivatives	6.0	11.1
Netting of assets and liabilities with the same counterparty	(23.0)	(25.0)
Total	$52.1	$43.3
Derivative Instrument Assets, per Consolidated Balance Sheets:
Current Assets: Other	$50.1	$39.5
Deferred Charges and Other Assets: Other	2.0	3.8
Total	$52.1	$43.3

Fair value of derivative liabilities presented above	$61.6	$57.3
Netting of assets and liabilities with the same counterparty	(23.0)	(25.0)
Total	$38.6	$32.3
Derivative Instrument Liabilities, per Consolidated Balance Sheets:
Current Liabilities: Other	$37.5	$27.6
Deferred Credits and Other Liabilities: Other	1.1	4.7
Total	$38.6	$32.3

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

From time to time, Spire Missouri purchases NYMEX futures and options contracts to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains and losses on these contracts are not subject to Spire Missouri’s PGA clause. At September 30, 2025, Spire Missouri did not have a material amount of gasoline futures contracts outstanding.

Derivative instruments designated as cash flow hedges of forecasted transactions are recognized on the balance sheets at fair value and the change in the fair value of the effective portion of these hedge instruments is recorded, net of income tax, in OCI. AOCI is a component of Total Common Stock Equity. Amounts are reclassified from AOCI into earnings when the hedged items affect net income, using the same revenue or expense category that the hedged item impacts. As in both 2024 and 2023, there will be no reclassifications into the statements of income during fiscal 2026. Cash flows from hedging transactions are classified in the same category as the cash flows from the items that are being hedged in the statements of cash flows.

Spire Missouri’s derivative instruments consist primarily of NYMEX positions. The NYMEX is the primary national commodities exchange on which natural gas derivatives are traded. Open NYMEX natural gas futures positions at September 30, 2025 and 2024 were as follows:

	September 30, 2025		September 30, 2024
	Notional (MMBtu millions)	Maximum Term (Months)	Notional (MMBtu millions)	Maximum Term (Months)
Natural gas futures purchased	32.3	12	34.6	12

At September 30, 2025, Spire Missouri had also had 9.78 million MMBtu of other price mitigation in place through the use of NYMEX natural gas option-based strategies.

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

Fair Value of Derivative Instruments in the Balance Sheets
	Derivative Assets*		Derivative Liabilities*
September 30, 2025	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$2.9	Current Liabilities: Other	$25.9
Total derivatives		$2.9		$25.9

September 30, 2024
Derivatives not designated as hedging instruments
Natural gas contracts	Current Assets: Other	$3.4	Current Liabilities: Other	$13.6
Gasoline and heating oil contracts	Current Assets: Other	—		—
Total derivatives		$3.4		$13.6

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

Following is a reconciliation of the amounts in the tables above to the amounts presented in Spire Missouri’s balance sheets:

	2025	2024
Fair value of derivative assets presented above	$2.9	$3.4
Fair value of cash margin receivable offset with derivatives	(1.6)	0.4
Netting of assets and liabilities with the same counterparty	(1.3)	(3.8)
Total	$—	$—

Fair value of derivative liabilities presented above	$25.9	$13.6
Netting of assets and liabilities with the same counterparty	(1.3)	(3.8)
Total	24.6	9.8

Derivative Instrument Liabilities, per Balance Sheets:
Current Liabilities: Other	$24.6	$9.8
Deferred Credits and Other Liabilities: Other	-	—
Total	$24.6	$9.8

Spire Alabama

Spire Alabama periodically employs a gasoline derivative program to help stabilize operating costs associated with forecasted purchases of gasoline and diesel fuels used to power vehicles and equipment used in the course of its business. The gains or losses on these derivative instruments are not subject to Spire Alabama’s GSA rider. There were no such contracts outstanding as of September 30, 2025 and 2024.

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

Spire Marketing’s accounts receivable attributable to utility companies and their marketing affiliates totaled $52.3 at September 30, 2025. The concentration of transactions with these counterparties has the potential to affect the Company’s overall exposure to credit risk, either positively or negatively, in that customers in this group may be affected similarly by changes in economic, industry, or other conditions. Spire Marketing also has concentrations of credit risk with certain individually significant counterparties. At September 30, 2025, the amounts included in accounts receivable from its five largest counterparties (in terms of net accounts receivable exposure) totaled $25.6. Three of these five counterparties are investment-grade-rated integrated utilities, one is a liquefied natural gas project facility with a senior debt issue rating one notch below investment-grade with a positive outlook, and one is a utility marketing affiliate which is not rated but whose owners are all investment-grade public power companies.

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

The provision for income taxes during the fiscal years ended September 30, 2025, 2024, and 2023 was as follows:

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Federal:
Current	$1.7	$0.2	$0.7	$—	$—	$—	$—	$—	$—
Deferred	46.3	46.1	30.4	12.4	13.5	10.1	22.9	21.7	15.8
Investment tax credits	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	(0.2)	—	—	—
State and local:
Current	0.7	1.5	1.2	0.2	0.9	—	—	—	—
Deferred	11.2	11.1	6.7	1.4	1.5	1.7	5.5	5.2	4.5
Total income tax expense	$59.7	$58.7	$38.8	$13.8	$15.7	$11.6	$28.4	$26.9	$20.3

The effective income tax rate varied from the federal statutory income tax rate for each year due to the following:

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Federal income tax statutory rate	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%	21.0%
State and local income taxes, net of federal income tax benefits	3.7	3.7	3.7	2.6	2.6	2.6	4.1	4.1	4.1
Certain expenses capitalized on books and deducted on tax return	(1.1)	(1.2)	(1.4)	(2.5)	(2.7)	(2.7)	—	—	—
Tax credits *	(0.8)	(0.9)	(3.3)	(1.1)	(1.1)	(4.2)	(0.3)	(0.3)	(1.9)
Amortization of excess deferred taxes	(3.1)	(3.3)	(5.1)	(7.0)	(7.4)	(7.7)	0.1	0.2	0.2
Taxes related to prior years	(1.3)	—	—	(2.9)	—	—	—	—	—
Other items – net	(0.4)	(0.3)	0.2	(0.4)	(0.7)	—	0.1	0.1	0.1
Effective income tax rate	18.0%	19.0%	15.1%	9.7%	11.7%	9.0%	25.0%	25.1%	23.5%

* In 2023, the Company completed a research and development study which encompassed fiscal years 2014 to 2022.

The significant items comprising the net deferred tax liability or asset as of September 30 were as follows:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Deferred tax assets:
Operating losses	$150.1	$182.2	$1.5	$24.7	$146.1	$153.0
Goodwill	—	—	—	—	29.7	44.4
Pension and other postretirement benefits	52.6	58.6	36.0	39.3	14.8	17.1
Regulatory amount due to customers, net	23.9	27.1	21.4	24.5	—	2.3
Reserves not currently deductible	24.9	0.5	—	—	3.4	2.9
Other	73.5	43.3	16.7	12.3	6.0	2.1
Total deferred tax assets	325.0	311.7	75.6	100.8	200.0	221.8
Deferred tax liabilities:
Relating to property	(912.3)	(842.2)	(572.6)	(531.2)	(238.1)	(230.0)
Regulatory pension and other postretirement benefits	(54.4)	(60.8)	(27.2)	(33.8)	(24.0)	(25.6)
Deferred gas costs	(10.7)	(19.9)	(8.2)	(17.7)	—	—
Other ***	(235.0)	(197.2)	(66.3)	(85.7)	(2.0)	(2.1)
Total deferred tax liabilities	(1,212.4)	(1,120.1)	(674.3)	(668.4)	(264.1)	(257.7)
Net deferred tax (liability) asset	$(887.4)	$(808.4)	$(598.7)	$(567.6)	$(64.1)	$(35.9)

*** For Spire, Other consists primarily of goodwill-related liabilities.

As indicated in Note 1, Summary of Significant Accounting Policies, the Company’s regulated operations accounting for income taxes is impacted by ASC Topic 980, Regulated Operations.

On April 14, 2023, the IRS issued Revenue Procedure 2023-15 that provides a safe harbor method of accounting that taxpayers may use to determine whether to deduct or capitalize expenditures to repair, maintain, replace, or improve natural gas transmission and distribution property. Under the revenue procedure, the method of accounting will depend on the property’s classification as linear transmission property, linear distribution property, or non-linear property. The revenue procedure may be adopted in tax years ending after May 1, 2023. The Company adopted the revenue procedure for Spire Alabama, Spire Gulf, and Spire Mississippi, with the filing of its tax return for the year ended September 30, 2024. The Company is still evaluating the revenue procedure for Spire Missouri.

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

As of September 30, 2025, Spire, and on a separate company basis, Spire Missouri and Spire Alabama, had carryforwards as shown below.

	Spire	Spire Missouri	Spire Alabama
Federal and state loss carryforwards	$646.1	$9.7	$583.3
Tax credit carryforwards	18.9	8.8	2.7

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

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Unrecognized tax benefits, beginning of year	$26.3	$23.8	$19.6	$25.3	$22.9	$19.3	$0.3	$0.3	$—
Increases related to tax positions taken in current year	0.6	2.6	4.2	0.2	2.4	3.6	—	—	0.3
Decreases related to tax positions taken in prior years	(24.2)	—	—	(24.2)	—	—	—	—	—
Reductions due to lapse of applicable statute of limitations	—	(0.1)	—	—	—	—	—	—	—
Unrecognized tax benefits, end of year	$2.7	$26.3	$23.8	$1.3	$25.3	$22.9	$0.3	$0.3	$0.3

As of September 30, 2025 and 2024, the amounts of unrecognized tax benefits which, if recognized, would affect the effective tax rate were $2.7 and $6.2, respectively, for the Company, $1.3 and $5.3, respectively, for Spire Missouri, and $0.3 and $0.3, respectively, for Spire Alabama. It is reasonably possible that events will occur in the next 12 months that could increase or decrease the amount of the unrecognized tax benefits. The Company, Spire Missouri, and Spire Alabama do not expect that any such change will be significant to the balance sheets and results of operations.

The Company, Spire Missouri, and Spire Alabama record potential interest and penalties related to uncertain tax positions as interest expense and other income deductions, respectively. As of September 30, 2025 and 2024, interest accrued associated with uncertain tax positions was de minimis, and no penalties were accrued.

The Company, Spire Missouri, and Spire Alabama are no longer subject to examination for fiscal years prior to 2022, except to the extent the net operating losses from prior years are reviewed.

On July 4, 2025, the One Big Beautiful Bill Act (the Act) was signed into law. The Company is evaluating the impact of the Act and believes it will not have a material impact on the Company’s financial position, results of operations or cash flow. For fiscal 2025, the impact was not material.

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

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost – benefits earned during the period	$17.6	$15.7	$16.3	$11.4	$10.4	$11.4	$5.5	$4.6	$4.2
Interest cost on projected benefit obligation	23.5	26.7	25.1	15.8	18.9	17.8	5.1	5.1	4.8
Expected return on plan assets	(25.9)	(24.8)	(24.5)	(17.6)	(17.0)	(18.0)	(5.3)	(4.8)	(3.5)
Amortization of prior service credit	(4.5)	(4.5)	(4.5)	(1.9)	(1.9)	(1.9)	(2.4)	(2.4)	(2.4)
Amortization of actuarial loss	6.5	6.4	6.6	4.1	5.9	6.1	2.4	1.0	0.9
Special termination benefits	—	2.6	—	—	2.6	—	—	—	—
Loss on lump-sum settlements and curtailments	0.4	12.9	9.7	0.4	12.9	0.6	—	—	9.1
Subtotal	17.6	35.0	28.7	12.2	31.8	16.0	5.3	3.5	13.1
Regulatory adjustment	36.3	18.4	26.3	29.6	10.8	27.1	5.8	6.7	(1.7)
Net pension cost	$53.9	$53.4	$55.0	$41.8	$42.6	$43.1	$11.1	$10.2	$11.4

Other changes in plan assets and pension benefit obligations recognized in other comprehensive income or loss include the following:

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current year actuarial (gain) loss	$(11.9)	$8.8	$14.5	$(9.9)	$(0.9)	$5.7	$(0.8)	$8.5	$9.0
Amortization of actuarial loss	(6.5)	(6.4)	(6.6)	(4.1)	(5.9)	(6.1)	(2.4)	(1.0)	(0.9)
Acceleration of loss recognized due to settlement	(0.4)	(12.9)	(9.7)	(0.4)	(12.9)	(0.6)	—	—	(9.1)
Current year service credit	—	0.2	—	—	0.2	—	—	—	—
Amortization of prior service credit	4.5	4.5	4.5	1.9	1.9	1.9	2.4	2.4	2.4
Subtotal	(14.3)	(5.8)	2.7	(12.5)	(17.6)	0.9	(0.8)	9.9	1.4
Regulatory adjustment	13.0	5.2	(2.8)	11.2	17.0	(1.0)	0.8	(9.9)	(1.4)
Total recognized in OCI	$(1.3)	$(0.6)	$(0.1)	$(1.3)	$(0.6)	$(0.1)	$—	$—	$—

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

In the fiscal year ended September 30, 2025 one Spire Missouri plan met the criteria for settlement recognition for lump sum payments, requiring re-measurement of the obligation under that plan using updated census data and assumptions for discount rate and mortality. For the remeasurements, the discount rate for the Missouri plan was updated to 5.55% at September 30, 2025 (from 5.1% at September 30, 2024). Total Spire Missouri lump sum payments recognized as settlements during fiscal 2025 were $1.5.

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

Effective December 26, 2021, the pension cost for Spire Missouri’s western territory (Missouri West) included in customer rates was reduced from $5.5 to $4.4 per year. Effective December 26, 2022, the pension cost included in Spire Missouri’s eastern territory (Missouri East) customer rates was decreased from $32.4 to $29.9. The difference between these amounts and pension expense as calculated pursuant to the above and that otherwise would be included in the statements of income and statements of comprehensive income is deferred as a regulatory asset or regulatory liability.

Also effective December 26, 2022, Missouri East prepaid pension assets and other postretirement benefits that were included in rates at $11.0 per year for eight years were reduced to $6.9 per year, with the amortization period being reset for another eight years. Missouri West net liability for pension and other postretirement benefits that were previously reducing rates by $1.1 per year for eight years were reduced to a $0.8 reduction in rates per year, with the amortization period being reset for another eight years.

The following table shows the reconciliation of the beginning and ending balances of the pension benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Benefit obligation, beginning of year	$469.7	$438.7	$319.7	$313.2	$97.9	$80.6
Service cost	17.6	15.7	11.4	10.4	5.5	4.6
Interest cost	23.5	26.7	15.8	18.9	5.1	5.1
Actuarial loss (gain)	(15.3)	46.0	(8.5)	25.2	(4.3)	14.3
Plan amendments	—	0.2	—	0.2	—	—
Special termination benefits	—	2.6	—	2.6	—	—
Settlement benefits paid	(1.5)	(37.3)	(1.5)	(37.3)	—	—
Regular benefits paid	(43.8)	(22.9)	(29.7)	(13.5)	(11.2)	(6.7)
Benefit obligation, end of year	$450.2	$469.7	$307.2	$319.7	$93.0	$97.9
Accumulated benefit obligation, end of year	$439.6	$459.4	$302.8	$314.7	$87.3	$92.9

In 2025, all of the qualified plans experienced decreases to their respective benefit obligations. The Spire Qualified Missouri Plans experienced actuarial asset gains while Alabama plan experienced actuarial asset losses. Spire Missouri’s returns exceeded expectations while Alabama’s returns lagged expectations. The discount rates increased between 40 and 45 basis points compared to the prior fiscal year-end which led to liability gains. Assumed lump sum rates increased since the prior fiscal year end which decreased the liability for each pension plan and contributed to liability gains.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Fair value of plan assets, beginning of year	$374.8	$334.7	$259.8	$242.0	$69.9	$53.6
Actual return on plan assets	22.4	61.8	19.0	43.2	1.8	10.4
Employer contributions	75.8	38.5	37.2	25.4	30.1	12.6
Settlement benefits paid	(1.5)	(37.3)	(1.5)	(37.3)	—	—
Regular benefits paid	(43.8)	(22.9)	(29.7)	(13.5)	(11.2)	(6.7)
Fair value of plan assets, end of year	$427.7	$374.8	$284.8	$259.8	$90.6	$69.9
Funded status of plans, end of year	$(22.5)	$(94.9)	$(22.4)	$(59.9)	$(2.4)	$(28.0)

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Noncurrent assets	$6.2	$—	$3.9	$—	$—	$—
Current liabilities	(0.6)	(1.0)	(0.6)	(1.0)	—	—
Noncurrent liabilities	(28.1)	(93.9)	(25.7)	(58.9)	(2.4)	(28.0)
Total	$(22.5)	$(94.9)	$(22.4)	$(59.9)	$(2.4)	$(28.0)

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic pension cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Net actuarial loss	$100.9	$119.7	$58.5	$72.9	$44.5	$47.7
Prior service credit	(22.0)	(26.4)	(12.1)	(14.0)	(9.1)	(11.5)
Subtotal	78.9	93.3	46.4	58.9	35.4	36.2
Adjustments for amounts included in regulatory assets	(77.8)	(90.8)	(45.3)	(56.4)	(35.4)	(36.2)
Total	$1.1	$2.5	$1.1	$2.5	$—	$—

The assumptions used to calculate net periodic pension costs for Spire Missouri are as follows:

	2025	2024	2023
Weighted average discount rate - Spire Missouri East plan	5.10%	6.25%	5.70%
Weighted average discount rate - Spire Missouri West plan	5.05%	6.30%	5.80%
Weighted average rate of future compensation increase	3.50%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

The assumptions used to calculate net periodic pension costs for Spire Alabama are as follows:

	2025	2024	2023
Weighted average discount rate	5.10%	6.20%/6.25%	5.65%/5.70%
Weighted average rate of future compensation increase	3.50%	3.00%	3.00%
Expected long-term rate of return on plan assets	6.75%	6.75%	6.50%

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

The assumptions used to calculate the benefit obligations are as follows:

	2025	2024
Weighted average discount rate - Spire Missouri East plan	5.55%	5.10%
Weighted average discount rate - Spire Missouri West plan	5.45%	5.05%
Weighted average discount rate - Spire Alabama plans	5.55%	5.10%
Weighted average rate of future compensation increase (all plans)	3.50%	3.50%
Cash balance interest crediting rate - Spire Alabama / Spire Missouri	4.25%	4.25%

The following table sets forth the year-end projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for plans that have a projected benefit obligation and an accumulated benefit obligation in excess of plan assets:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$450.2	$469.7	$307.2	$319.7	$93.0	$97.9
Accumulated benefit obligation	439.6	459.4	302.8	314.7	87.3	92.9
Fair value of plan assets	427.7	374.8	284.8	259.8	90.6	69.9

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	2025 Target	2025 Actual	2024 Target	2024 Actual
Return seeking assets	70.0%	56.6%	70.0%	71.3%
Liability hedging assets	30.0%	40.4%	30.0%	24.3%
Cash and cash equivalents	—%	3.0%	—%	4.4%
Total	100.0%	100.0%	100.0%	100.0%

Spire Alabama	2025 Target	2025 Actual	2024 Target	2024 Actual
Return seeking assets	75.0%	72.0%	75.0%	74.9%
Liability hedging assets	25.0%	16.8%	25.0%	22.6%
Cash and cash equivalents	—%	11.2%	—%	2.5%
Total	100.0%	100.0%	100.0%	100.0%

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

The following table sets forth expected pension benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter, for Spire, Spire Missouri, and Spire Alabama:

	2026	2027	2028	2029	2030	2031 – 2035
Spire	$51.2	$46.0	$45.3	$42.9	$41.7	$196.2
Spire Missouri	38.5	33.4	32.6	30.5	29.1	133.5
Spire Alabama	8.8	8.8	8.5	8.4	8.5	42.8

The funding policy of Spire Missouri and Spire Alabama is to contribute an amount not less than the minimum required by government funding standards nor more than the maximum deductible amount for federal income tax purposes. Spire

Missouri’s contributions to the pension plans in fiscal 2026 are anticipated to be $22.1 into the qualified trusts, and $0.6 into the non-qualified plans. Spire Alabama’s contributions to the pension plans in fiscal 2026 are anticipated to be $7.0 into the qualified trusts.

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

Net periodic postretirement benefit costs consist of the following components:

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost – benefits earned during the period	$4.2	$4.3	$4.8	$3.5	$3.5	$4.0	$0.7	$0.7	$0.7
Interest cost on accumulated postretirement benefit obligation	7.3	8.9	8.5	5.2	6.6	6.5	2.0	2.1	1.8
Expected return on plan assets	(16.9)	(16.0)	(15.8)	(11.1)	(10.6)	(10.5)	(5.4)	(5.1)	(5.0)
Amortization of prior service cost (credit)	0.2	0.3	0.3	0.3	0.6	0.6	(0.1)	(0.3)	(0.3)
Amortization of actuarial gain	(5.8)	(5.8)	(4.0)	(5.1)	(5.2)	(3.2)	(0.1)	(0.1)	(0.5)
Special termination benefits	—	6.1	—	—	6.1	—	—	—	—
Subtotal	(11.0)	(2.2)	(6.2)	(7.2)	1.0	(2.6)	(2.9)	(2.7)	(3.3)
Regulatory adjustment	4.5	(3.6)	0.6	6.2	(1.9)	1.8	(1.8)	(1.8)	(1.3)
Net postretirement benefit income	$(6.5)	$(5.8)	$(5.6)	$(1.0)	$(0.9)	$(0.8)	$(4.7)	$(4.5)	$(4.6)

Other changes in plan assets and postretirement benefit obligations recognized in OCI include the following:

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Current year actuarial (gain) loss	$(36.5)	$(52.4)	$(24.4)	$(31.9)	$(40.4)	$(21.5)	$(4.0)	$(9.3)	$(1.1)
Amortization of actuarial gain	5.8	5.8	4.0	5.1	5.2	3.2	0.1	0.1	0.5
Current year prior service cost	—	(4.7)	—	—	(4.7)	—	—	—	—
Amortization of prior service (cost) credit	(0.2)	(0.3)	(0.3)	(0.3)	(0.6)	(0.6)	0.1	0.3	0.3
Subtotal	(30.9)	(51.6)	(20.7)	(27.1)	(40.5)	(18.9)	(3.8)	(8.9)	(0.3)
Regulatory adjustment	30.9	51.6	20.7	27.1	40.5	18.9	3.8	8.9	0.3
Total recognized in OCI	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

The following table sets forth the reconciliation of the beginning and ending balances of the postretirement benefit obligation at September 30:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Benefit obligation, beginning of year	$142.5	$142.6	$102.4	$105.3	$39.0	$35.1
Service cost	4.2	4.3	3.5	3.5	0.7	0.7
Interest cost	7.3	8.9	5.2	6.6	2.0	2.1
Actuarial (gain) loss	(18.4)	(1.5)	(17.1)	(3.2)	(1.2)	3.1
Plan amendments	—	(4.7)	—	(4.7)	—	—
Retiree drug subsidy program	—	0.2	—	0.2	—	—
Special termination benefits	—	6.1	—	6.1	—	—
Benefits paid	(4.1)	(13.4)	(1.9)	(11.4)	(2.2)	(2.0)
Benefit obligation, end of year	$131.5	$142.5	$92.1	$102.4	$38.3	$39.0

In fiscal 2025, all the Spire funded plans experienced actuarial asset gains. Each plan’s returns exceeded expectations. The discount rate increased 45 basis points compared to the prior fiscal year-end which led to liability gains.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Fair value of plan assets at beginning of year	$339.4	$286.3	$224.9	$188.8	$107.5	$92.0
Actual return on plan assets	34.9	66.3	25.7	47.3	8.2	17.5
Employer contributions	2.7	0.2	2.7	0.2	—	—
Benefits paid	(4.1)	(13.4)	(1.9)	(11.4)	(2.2)	(2.0)
Fair value of plan assets, end of year	$372.9	$339.4	$251.4	$224.9	$113.5	$107.5
Funded status of plans, end of year	$241.4	$196.9	$159.3	$122.5	$75.2	$68.5

The following table sets forth the amounts recognized in the balance sheets at September 30:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Noncurrent assets	$288.2	$248.3	$206.1	$173.9	$75.2	$68.5
Current liabilities	(0.4)	(0.4)	(0.4)	(0.4)	—	—
Noncurrent liabilities	(46.4)	(51.0)	(46.4)	(51.0)	—	—
Total	$241.4	$196.9	$159.3	$122.5	$75.2	$68.5

Pre-tax amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic postretirement benefit cost consist of:

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Net actuarial gain	$(180.6)	$(150.0)	$(154.2)	$(127.5)	$(19.3)	$(15.4)
Prior service cost (credit)	2.0	2.0	2.0	2.1	—	(0.1)
Subtotal	(178.6)	(148.0)	(152.2)	(125.4)	(19.3)	(15.5)
Adjustments for amounts included in regulatory assets	178.6	148.0	152.2	125.4	19.3	15.5
Total	$—	$—	$—	$—	$—	$—

The assumptions used to calculate net periodic postretirement benefit costs for Spire Missouri are as follows:

	2025	2024	2023
Weighted average discount rate – Spire Missouri plans	5.05%	6.30%	5.80%
Expected long-term rate of return on plan assets – Spire Missouri plans	5.50%	5.50%	5.50%

The assumptions used to calculate net periodic postretirement benefit costs for Spire Alabama are as follows:

	2025	2024	2023
Weighted average discount rate	5.05%	6.30%	5.80%
Expected long-term rate of return on plan assets	4.75%/6.00%	4.75%/6.00%	4.75%/6.00%

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

The weighted average discount rate used to calculate the accumulated postretirement benefit obligations for the Spire Alabama and Spire Missouri plans was 5.50% for 2025 and 5.05% for 2024.

The assumed medical cost trend rates at September 30 are as follows:

	2025	2024
Medical cost trend assumed for next year – Spire Alabama and Spire Missouri	7.00%	6.50%
Rate to which the medical cost trend rate is assumed to decline (the ultimate medical cost trend rate)	5.00%	5.00%
Year the rate reaches the ultimate trend	2034	2031

The following tables set forth the targeted and actual plan assets by category as of September 30 of each year for Spire Missouri and Spire Alabama:

Spire Missouri	Target	2025 Actual	2024 Actual
Equity securities	60.0%	58.6%	60.8%
Debt securities	40.0%	36.0%	38.2%
Cash and cash equivalents	—%	5.4%	1.0%
Total	100.0%	100.0%	100.0%

Spire Alabama	Target	2025 Actual	2024 Actual
Equity securities	60.5%	60.9%	60.7%
Debt securities	39.5%	39.1%	39.3%
Total	100.0%	100.0%	100.0%

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

The following table sets forth expected postretirement benefit payments for the succeeding five fiscal years, and in aggregate for the five fiscal years thereafter for Spire, Spire Missouri, and Spire Alabama:

	2026	2027	2028	2029	2030	2031 – 2035
Spire	$13.4	$13.0	$12.5	$12.0	$11.6	$54.0
Spire Missouri	10.1	9.7	9.3	8.9	8.5	38.3
Spire Alabama	3.2	3.2	3.1	3.0	3.0	15.2

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. For both Spire Missouri and Spire Alabama there are no anticipated contributions to the postretirement plans in fiscal 2026.

Other Plans

Spire Services Inc. sponsors a 401(k) plan that cover substantially all employees of Spire Inc. and its subsidiaries. The plan allows employees to contribute a portion of their base pay in accordance with specific guidelines. The cost of the defined contribution plan for Spire Inc. totaled $16.5 for fiscal years 2025, and $16.6 for 2024, and $15.5 for 2023, respectively. Spire Missouri provides a match of such contributions within specific limits. The cost of the defined contribution plan for

Spire Missouri amounted to $9.3, $9.3, and $9.1 for fiscal years 2025, 2024, and 2023, respectively. Spire Alabama also provides a match of employee contributions within specific limits. The cost of the defined contribution plan for Spire Alabama amounted to $3.0, $2.9, and $3.1 for fiscal years 2025, 2024, and 2023, respectively.

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

Spire

The table below categorizes the fair value measurements of the Spire pension plan assets:

	As of September 30, 2025			As of September 30, 2024
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$27.4	$—	$27.4	$12.7	$—	$12.7
Equity funds - global (including U.S.)	—	181.5	181.5	—	152.4	152.4
Real asset funds	—	61.4	61.4	—	57.7	57.7
Debt securities:
U.S. bond funds	50.7	—	50.7	55.6	—	55.6
U.S. government index funds	38.3	—	38.3	33.9	—	33.9
Global funds (including U.S.)	—	68.4	68.4	—	62.5	62.5
Total	$116.4	$311.3	$427.7	$102.2	$272.6	$374.8

The table below categorizes the fair value measurements of Spire’s postretirement plan assets:

	As of September 30, 2025			As of September 30, 2024
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$13.1	$—	$13.1	$1.6	$—	$1.6
U.S. stock/bond mutual funds	294.5	44.4	338.9	229.1	89.0	318.1
International fund	1.4	19.5	20.9	—	19.7	19.7
Total	$309.0	$63.9	$372.9	$230.7	$108.7	$339.4

Spire Missouri

The table below categorizes the fair value measurements of Spire Missouri’s pension plan assets:

	As of September 30, 2025			As of September 30, 2024
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$10.1	$—	$10.1	$9.9	$—	$9.9
Equity funds - global (including U.S.)	—	117.1	117.1	—	102.2	102.2
Real asset funds	—	43.1	43.1	—	40.2	40.2
Debt securities:
U.S. bond funds	35.1	—	35.1	38.2	—	38.2
U.S. government index funds	30.2	—	30.2	25.2	—	25.2
Global funds (including U.S.)	—	49.2	49.2	—	44.1	44.1
Total	$75.4	$209.4	$284.8	$73.3	$186.5	$259.8

The table below categorizes the fair value measurements of Spire Missouri’s postretirement plan assets:

	As of September 30, 2025			As of September 30, 2024
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$12.1	$—	$12.1	$0.7	$—	$0.7
U.S. stock/bond mutual funds	239.3	—	239.3	224.2	—	$224.2
Total	$251.4	$—	$251.4	$224.9	$—	$224.9

Spire Alabama

The table below categorizes the fair value measurements of Spire Alabama’s pension plan assets:

	As of September 30, 2025			As of September 30, 2024
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
Cash and cash equivalents	$10.2	$—	$10.2	$1.7	$—	$1.7
Equity funds - global (including U.S.)	—	41.3	41.3	—	30.6	30.6
Real asset funds	—	11.7	11.7	—	10.6	10.6
Debt securities:
U.S. bond funds	9.9	—	9.9	10.6	—	10.6
U.S. government index funds	5.2	—	5.2	5.2	—	5.2
Global funds (including U.S.)	—	12.3	12.3	—	11.2	11.2
Total	$25.3	$65.3	$90.6	$17.5	$52.4	$69.9

The table below categorizes the fair value measurements of Spire Alabama’s postretirement plan assets:

	As of September 30, 2025			As of September 30, 2024
	Quoted Prices	Significant		Quoted Prices	Significant
	in Active	Observable		in Active	Observable
	Markets	Inputs		Markets	Inputs
	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)	Total
U.S. stock/bond mutual funds	$49.6	$44.4	$94.0	$—	$89.0	$89.0
International fund	—	19.5	19.5	—	18.5	18.5
Total	$49.6	$63.9	$113.5	$—	$107.5	$107.5

14. SEGMENT INFORMATION

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Utility segment consists of our natural gas utilities: Spire Missouri Inc. (“Spire Missouri”) (serving areas of Missouri, including the St. Louis and Kansas City regions), Spire Alabama Inc. (serving central and northern Alabama, including Birmingham and Montgomery), Spire Gulf Inc. (serving southwestern Alabama, including Mobile) and Spire Mississippi Inc. (serving south-central Mississippi, including Hattiesburg). The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. All other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

Spire

Spire’s chief operating decision maker ("CODM") is the chief executive officer. The CODM and management evaluate the performance of the segments based on the computation of adjusted earnings. Adjusted earnings excludes from reported net income, as applicable, the after-tax impacts of fair value accounting and timing adjustments associated with energy-related transactions, the impacts of acquisition, divestiture and restructuring activities, and the largely non-cash impacts of other non-recurring or unusual items such as certain regulatory, legislative or GAAP standard-setting actions. For each of the Company’s segments, the CODM uses adjusted earnings to allocate resources and determine reinvestment for each segment, predominantly in the annual budget and forecasting process. Adjusted earnings is also used to monitor budget versus actual results to assess performance of the segment and establish management compensation. The CODM does not receive asset information for the individual reportable segments.

Spire Missouri

As a separate public gas utility company operating in a single state, Spire Missouri is a single reportable segment. The chief executive officer is the CODM, who assesses performance and decides how to allocate resources based on net income. The CODM uses comparisons of actual results with budgeted and prior year results to assess performance of Spire Missouri and in establishing management’s compensation. The CODM does not receive asset information other than asset information reported on the Spire Missouri Balance Sheets. Financial data related to income and expenses, including gross receipt taxes which are disclosed separately, for the single reportable segment are reported on Spire Missouri’s Statements of Comprehensive Income.

Financial data related to gross receipt taxes and capital expenditures are as follows:

	2025	2024	2023
Gross Receipt Taxes	$82.9	$93.1	$96.7
Capital Expenditures	641.2	553.0	447.5

Spire Alabama

As a separate public gas utility company operating in a single state, Spire Alabama is a single reportable segment. The chief executive officer is the CODM, who assesses performance and decides how to allocate resources based on net income. The CODM uses comparisons of actual results with budgeted and prior year results to assess performance of each company and in establishing management’s compensation. The CODM does not receive asset information other than asset information reported on the Spire Alabama Balance Sheets. Financial data related to income and expenses, including gross receipts taxes which are disclosed separately, for the single reportable segment are reported on Spire Alabama’s Statements of Income.

Financial data related to gross receipt taxes and capital expenditures are as follows:

	2025	2024	2023
Gross Receipt Taxes	27.9	30.1	29.9
Capital Expenditures	144.2	112.8	117.6

Spire

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Spire’s intersegment transactions include sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage; sales of natural gas from Spire Missouri to Spire Marketing; storage services from Spire Storage to Spire Missouri and Spire Marketing; and natural gas transportation services provided by Spire STL Pipeline and Spire MoGas Pipeline to Spire Missouri and Spire Marketing. The basis of accounting for intersegment transactions is the same as that for third party transactions. For more information about segment revenue, see Note 2, Revenue.

The following tables present information about Spire’s segment revenue, segment expenses, and Adjusted Earnings.

2025	Gas Utility	Gas Marketing	Midstream	Total Reportable Segments	Other(b)	Intersegment Eliminations	Consolidated
Revenues from external customers	$2,207.5	$157.2	$109.2	$2,473.9	$2.5	$—	$2,476.4
Intersegment revenues	0.1	-	46.3	46.4	—	(46.4)	-
Total Operating Revenues	2,207.6	157.2	155.5	2,520.3	2.5	(46.4)	2,476.4
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	970.9	93.7	3.0	1,067.6	—	(46.4)	1,021.2
Operation and maintenance expense	467.1	19.4	45.3	531.8	10.3	—	542.1
Depreciation and amortization expense	277.6	1.0	19.2	297.8	0.4	—	298.2
Interest expense	137.1	—	11.6	148.7	55.4	—	204.1
Income tax expense (benefit)	47.4	11.1	15.7	74.2	(14.5)	—	59.7
Other segment items (a)	76.1	6.1	4.4	86.6	(11.0)	—	75.6
Adjusted earnings (loss) [Non-GAAP]	$231.4	$25.9	$56.3	$313.6	$(38.1)	$-	$275.5
Capital expenditures	816.8	0.1	106.8	923.7	(1.3)	—	922.4

2024	Gas Utility	Gas Marketing	Midstream	Total Reportable Segments	Other(b)	Intersegment Eliminations	Consolidated
Revenues from external customers	$2,436.2	$99.2	$56.9	$2,592.3	$0.7	$—	$2,593.0
Intersegment revenues	1.7	—	43.8	45.5	-	(45.5)	-
Total Operating Revenues	2,437.9	99.2	100.7	2,637.8	0.7	(45.5)	2,593.0
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	1,238.7	37.1	1.1	1,276.9	0.1	(45.5)	1,231.5
Operation and maintenance expense	452.8	18.2	34.7	505.7	1.7	—	507.4
Depreciation and amortization expense	263.6	1.5	12.8	277.9	0.5	—	278.4
Interest expense	147.3	—	7.0	154.3	46.8	—	201.1
Income tax expense (benefit)	48.0	10.8	9.6	68.4	(9.7)	—	58.7
Other segment items (a)	66.7	8.2	2.0	76.9	(8.4)	—	68.5
Adjusted earnings (loss) [Non-GAAP]	$220.8	$23.4	$33.5	$277.7	$(30.3)	$-	$247.4
Capital expenditures	691.1	0.1	171.3	862.5	(1.2)	—	861.3

2023	Gas Utility	Gas Marketing	Midstream	Total Reportable Segments	Other(b)	Intersegment Eliminations	Consolidated
Revenues from external customers	$2,456.6	$179.1	$29.9	$2,665.6	$0.7	$—	$2,666.3
Intersegment revenues	0.3	—	36.2	36.5	—	(36.5)	-
Total Operating Revenues	2,456.9	179.1	66.1	2,702.1	0.7	(36.5)	2,666.3
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	1,321.1	108.0	—	1,429.1	—	(36.5)	1,392.6
Operation and maintenance expense	461.8	19.4	30.5	511.7	5.9	—	517.6
Depreciation and amortization expense	244.4	1.5	8.4	254.3	0.5	—	254.8
Interest expense	139.9	—	8.6	148.5	37.2	—	185.7
Income tax expense (benefit)	32.7	12.8	3.8	49.3	(10.5)	—	38.8
Other segment items (a)	56.5	(10.2)	0.7	47.0	1.7	—	48.7
Adjusted earnings (loss)	$200.5	$47.6	$14.1	$262.2	$(34.1)	—	$228.1
Capital expenditures	588.6	0.4	73.6	662.6	(0.1)	—	662.5

(a) Other segment items for each reportable segment include fair value and timing adjustments, acquisition and restructuring activities, taxes other than income and gross receipt taxes, and miscellaneous income and deductions.

(b) All other components of the Company's consolidated information include Spire's subsidiaries engaged in the operation of a propane pipeline and risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

Reconciliation of Consolidated Net Income to Consolidated Adjusted Earnings	2025	2024	2023
Net Income	$271.7	$250.9	$217.5
Adjustments, pre-tax:
Fair value and timing adjustments	(10.4)	(12.4)	11.4
Acquisition and restructuring activities	15.2	7.6	2.5
Income tax adjustments	(1.0)	1.3	(3.3)
Adjusted Earnings	$275.5	$247.4	$228.1

15. REGULATORY MATTERS

As discussed below for Spire Missouri and Spire Alabama, the PGA clauses and GSA riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and regulatory liabilities related to the PGA clauses and the GSA rider are both labeled Unamortized Purchased Gas Adjustments herein.

The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of September 30, 2025 and 2024.

	Spire		Spire Missouri		Spire Alabama
September 30	2025	2024	2025	2024	2025	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$16.5	$28.9	$14.9	$28.1	$—	$—
Other	61.8	86.5	34.0	55.9	16.1	19.2
Total Current Regulatory Assets	78.3	115.4	48.9	84.0	16.1	19.2
Noncurrent:
Future income taxes due from customers	154.2	150.7	146.6	142.7	1.6	1.8
Pension and postretirement benefit costs	217.8	237.5	157.0	166.5	59.1	68.2
Cost of removal	688.3	668.2	98.8	97.0	589.6	571.2
Unamortized purchased gas adjustments	9.0	1.2	9.0	1.2	—	—
Energy efficiency	65.0	61.0	65.0	61.0	—	—
Other	189.2	133.2	176.8	119.6	0.3	0.8
Total Noncurrent Regulatory Assets	1,323.5	1,251.8	653.2	588.0	650.6	642.0
Total Regulatory Assets	$1,401.8	$1,367.2	$702.1	$672.0	$666.7	$661.2
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$34.9	$42.3	$13.9	$10.2	$20.2	$30.9
Other	4.5	7.2	—	—	0.1	2.9
Total Current Regulatory Liabilities	39.4	49.5	13.9	10.2	20.3	33.8
Noncurrent:
Deferred taxes due to customers	100.3	114.2	88.8	101.8	—	—
Pension and postretirement benefit costs	300.1	232.9	261.2	196.6	26.5	25.1
Accrued cost of removal	138.2	133.6	96.0	94.5	—	—
Unamortized purchased gas adjustments	6.5	17.2	6.5	17.2	—	—
Other	32.9	37.6	28.8	33.2	2.7	3.2
Total Noncurrent Regulatory Liabilities	578.0	535.5	481.3	443.3	29.2	28.3
Total Regulatory Liabilities	$617.4	$585.0	$495.2	$453.5	$49.5	$62.1

A portion of the Company’s and Spire Missouri's regulatory assets are not earning a return, as shown in the table below:

	Spire		Spire Missouri
September 30	2025	2024	2025	2024
Pension and postretirement benefit costs	$119.1	$129.7	$119.1	$129.7
Future income taxes due from customers	152.7	148.9	146.6	142.7
Unamortized purchase gas adjustments	23.9	29.3	23.9	29.3
Other	177.0	132.5	177.0	132.5
Total Regulatory Assets Not Earning a Return	$472.7	$440.4	$466.6	$434.2

Like all the Company’s regulatory assets, these regulatory assets as of September 30, 2025 are expected to be recovered from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently to 2057) and the diaphragm meter recovery over 20 years. Spire Alabama does not have any regulatory assets that are not earning a return.

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
•
Pre-tax income from off-system sales and capacity release revenues is shared with customers such that customers receive 75% and Spire Missouri receives 25% (after the first $2.2 of annual value from capacity release goes entirely to customers through fiscal 2029 for Spire Missouri West).

Pursuant to the provisions of the PGA clause, the difference between actual costs incurred and costs recovered through the application of the PGA clause, as well as the actual amount of off-system sales and capacity release revenues allocated to customers, are reflected as a regulatory asset or liability at the end of the fiscal year. At that time, the balance is classified as a current asset or current liability and recovered from, or credited to, customers over an annual period commencing in the subsequent November. The balance in the current account is amortized as amounts are reflected in customer billings. On November 12, 2024, based on a recent Spire Missouri filing, the MoPSC approved a PGA decrease of approximately 30% for both service territories effective November 15, 2024. On November 12, 2025, Spire Missouri filed a PGA adjustment increase for both Missouri service territories, with rates proposed to become effective November 26, 2025, pending MoPSC approval.

In fiscal 2025, Spire Missouri filed a general rate case (Case No. GR-2025-0107) requesting a base rate increase. On September 3, 2025, the MoPSC approved a stipulation and agreement in Spire Missouri’s general rate case. The approved agreement provides for a base rate increase of $210.0, which became effective on October 24, 2025. The approved base rate incorporates the $72.6 from customers through ISRS for eligible capital projects through February 2025, resulting in a net base rate increase of $137.4. The terms of the agreement do not impact any amounts previously recorded. The approved rates are based on a total rate base plant in service of $4,379.6, reflecting significant infrastructure investments since Spire’s last general rate filing, and include a 7.05% post-tax total rate of return for future ISRS purposes.

The Infrastructure System Replacement Surcharge (ISRS) allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. On January 17, 2025, Spire Missouri filed an ISRS case for eligible capital projects from September 2024 through February 2025 (including estimates for January and February). On April 17, the MoPSC Staff recommended an increase of $19.0, to which no party objected. The MoPSC authorized new rates effective May 14, 2025, resulting in total annual ISRS revenues of $72.6. All ISRS charges reset to zero on October 24, 2025 when new base rates took effect under the general rate case described above.

Spire Alabama

In September 2022, the APSC approved the renewal of the RSE through September 30, 2025, with certain modifications to the previous terms. Under RSE, the APSC conducts reviews in March, June and September to determine whether Spire Alabama’s return on average common equity (RCE) at the end of the rate year will be within the allowed range of return. Reductions in rates can be made quarterly to bring the projected RCE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues. Effective October 1, 2022, Spire Alabama's allowed range of RCE is 9.50% to 9.90% with an adjusting point of 9.70%. Previously, the allowed range was 10.15% to 10.65% with an adjusting point of 10.40%. Spire Alabama is subject to a performance-based adjustment of plus or minus 10 basis points to the RCE adjusting point, based upon the terms of the previously approved Accelerated Infrastructure Modernization (AIM) Program tariff; however, Spire applied for and received approval to suspend the operation of the AIM performance-based adjustment for 2022, 2023, 2024 and 2025, impacting fiscal years 2023 through 2026. Spire Alabama’s equity as a percent of total capitalization is limited to 55.5%, and Average Common Equity growth is limited to 6.00% each year. In October 2025, Spire Alabama submitted its annual RSE filing to the APSC, indicating that the RSE framework will continue beyond September 30, 2025. The filing projects a return on average common equity of 8.24% for the upcoming rate year, which falls below the approved range, resulting in rate adjustments scheduled to take effect on December 1, 2025, in line with RSE guidelines.

In the first quarter of fiscal 2023, Spire Alabama made its annual RSE rate filing with the APSC, presenting the utility’s budget for the fiscal year ended September 30, 2024, and new rates designed to provide an annual revenue increase of $15.0 became effective January 1, 2023. On October 26, 2023, Spire Alabama made its annual RSE rate filing, presenting the utility’s budget for the fiscal year ending September 30, 2025. After an amended filing on December 27, 2023, new rates designed to provide an annual revenue increase of $14.3 became effective January 1, 2024. At the September 30, 2024 point of test, the RCE was above the allowed range, resulting in a reduction in rates totaling $4.0 annually effective in December 2024. On October 24, 2024, Spire Alabama made its annual RSE rate filing (based on its budget for fiscal 2025) including proposed rates designed to provide an annual revenue increase of $3.6, subject to review by the APSC staff and the Office of the Attorney General. The final budget was filed and approved on November 26, 2024. The filing included an increase to the Company’s return on equity that was offset by cost reductions due to customer affordability efforts, and therefore no adjustment was required to base rates that went into effect on December 1, 2024. On October 24, 2025, Spire Alabama made its annual RSE rate filing (based on its budget for fiscal 2026) including proposed rates designed to provide an annual revenue increase of $15.6, subject to review by the APSC staff and the Office of the Attorney General.

The inflation-based Cost Control Measure (CCM) established by the APSC allows for annual changes in operation and maintenance (“O&M”) expense relative to an index range. Effective October 1, 2022, the Base Year O&M expense was computed by averaging the actual O&M expenses for 2020, 2021, and 2022. The Base CPI-U was computed by averaging the August CPI-U for 2020, 2021, 2022. The “Index” is computed by measuring the change from the Base CPI-U to the August CPI-U of the most recently completed fiscal year, less a factor of 1.50%. The index range will be computed by adjusting the Index plus or minus 1.50%. If rate year O&M expense falls within the index range, no adjustment is required. If rate year O&M expense exceeds the index range, three-quarters of the difference is returned to customers through future rate adjustments. To the extent rate year O&M is less than the index range, Spire Alabama benefits by one-half of the difference through future rate adjustments. If a benefit is achieved, the Base Year and the Base CPI-U for the following year will each be reset to an average of the three preceding completed years. If a benefit is not achieved, the Base Year and Base CPI-U will not be updated. Certain items that fluctuate based on situations demonstrated to be beyond Spire Alabama’s control may be excluded from the CCM calculation. Spire Alabama recorded a CCM benefit for rate year 2022 of $17.2. To mitigate the impact on ratepayers, Spire requested and received approval to recover the rate year 2022 CCM benefit over five years (with recognition of revenue only up to 24 months in advance of recovery), of which approximately $10.0 has been collected to date as September 30, 2025. Spire Alabama recorded CCM benefits for rate years 2023 and 2024 of $4.4 and $2.5, respectively, which have been fully recovered as of September 30, 2025. For the rate year ending September 30, 2025, Spire Alabama’s O&M expenses fell within the allowed index range under the CCM provision, and as a result, no adjustment to rates (or related CCM benefit or refund) was proposed—subject to review and approval by the Alabama Public Service Commission.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. Spire Alabama’s tariff provides a temperature adjustment mechanism, also included in the GSA rider, which is designed to moderate the impact of departures from normal temperatures on Spire Alabama’s earnings. The temperature adjustment applies primarily to residential, small commercial and small industrial customers. Other non-temperature weather-related conditions that may affect customer usage are not included in the temperature adjustment. There is also a mechanism under Spire Alabama's GSA rider allowing the utility to create value through off-system sales of excess natural gas supply and capacity and to give 75% of the value created to customers while retaining 25% (after the first $1.6 of value from capacity release goes entirely to customers). In fiscal 2023, GSA rate increases were effective December 1, 2022 and January 1, 2023, and in fiscal 2024, GSA rate decreases were effective October 1, 2023, January 1, 2024, April 1, 2024, and October 1, 2024, primarily attributable to changes in natural gas commodity prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. Its RSE rate-setting mechanism was renewed in September 2021 for a four-year term through September 2025. The RSE allowed RCE range is 9.70% to 10.30% with an adjusting point of 9.95% for fiscal 2022 through fiscal 2025. Spire Gulf filed its RSE point of test as of April 30, 2023 with the APSC reflecting that its projected RCE exceeded the allowed RCE resulting in an annualized refund of $1.8 that became effective July 1, 2023. Spire Gulf’s September 30, 2024 RSE point of test reflected that its actual RCE still exceeded the allowed RCE, resulting in an additional annualized refund of $2.0 that became effective December 13, 2023. In the first quarter of fiscal 2024, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2024) reflecting a further increase in annual revenues of $2.7 which also became effective December 13, 2023. On October 25, 2024, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2025) reflecting a further increase in annual revenues of $1.9, pending regulatory review. The final budget was filed and approved on December 2, 2024, reflecting an approved increase in annual revenues of $1.3, with new rates effective December 4, 2024. On October 23, 2025, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2026) reflecting a further increase in annual revenues of $3.5, pending regulatory review. Spire Gulf’s CCM has evaluation and recovery provisions when expenses exceed or are under a band of plus or minus 1.50% around the CPI-U inflated O&M per customer expense level from the base year, excluding expenses for pensions and gas bad debt. The base year for the O&M index was 2021 for fiscal 2022. Since a CCM benefit was recorded in fiscal 2022, the base year O&M index for fiscal 2023 through fiscal 2025 will be the 2022 O&M level. Spire Gulf’s O&M for fiscal 2024 was within the O&M per customer inflation adjusted band. Spire Gulf’s O&M for fiscal 2025 reflected a benefit of $0.2. Spire Gulf has a Cast Iron Main Replacement Factor (CIF) that provides an enhanced return on the pro-rata costs associated with cast iron main replacement exceeding 10 miles per year based on a 75% weighting for the equity content. Capital expenditures recovered under the CIF have not increased since fiscal 2019 pursuant to applicable tariff provisions although the Company is continuing to recover costs of service associated with accumulated expenditures under the CIF. Spire Gulf also has an ESR for negative revenue variances over $0.1 or a force majeure event expense of $0.1 (or two events that exceed $0.15) and an Environmental Cost Recovery Factor that recovers 90% of prudently incurred costs for compliance with environmental laws, rules and regulations. Spire Gulf has an APSC-approved intercompany revolving credit agreement with Spire to borrow in a principal amount not to exceed $75.0 and to loan up to $25.0.

Spire Mississippi utilizes a formula rate-making process under the RSA. An allowed return on equity (currently 10.73%) is computed annually and compared to the actual return on equity based on a rate year ending June 30. If the actual equity return on an end of period rate base is beyond the allowed return on equity by 1.0%, then 75% of any shortfall is recovered through a rate increase and 50% of any excess results in a rate decrease. Updates may include known and measurable adjustments to historic costs from the 12 months ended June 30, submitted September 15 for an effective date of November 1, unless disputed by the Mississippi Public Utilities Staff (MPUS), with any disputes to be resolved by the Mississippi Public Service Commission (MSPSC) by January 15 of the following year. The MSPSC approved stipulation agreements between the MPUS and Spire Mississippi that provided for increased annual revenues of $0.8, $1.0, and $0.6 through rates effective on January 1, 2023, January 1, 2024, and January 1, 2025, respectively. Spire Mississippi’s RSA filing made on September 12, 2025 reflected a further rate increase of approximately $0.8 and is pending review by the MPUS. Additionally, a Supplemental Growth Rider provides recovery of certain Spire Mississippi system expansion projects to serve qualified economic development projects.

16. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at September 30, 2025, are estimated at $1,762.8, $1,388.9 and $557.2 for the Company (excluding commitments between subsidiaries), Spire Missouri and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.0 of capital to the partnerships as and when requested by the respective general partners. As of September 30, 2025, the total remaining unfunded commitment was $15.4.

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

In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant ("MGP") operations in their respective service territories, some of which are discussed under the Spire Missouri and Spire Alabama headings below. To the extent costs are incurred associated with environmental remediation activities, the Utilities would request authority from their respective regulators to defer such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (PRPs)) and collect them through future rates.

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

Spire Missouri

Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources ("MoDNR") Brownfields/Voluntary Cleanup Program ("BVCP"). The third site is the result of an assertion by the United States Environmental Protection Agency ("EPA").

In conjunction with redevelopment of the Carondelet Coke site, Spire Missouri and another former owner of the site entered into an agreement (the “Remediation Agreement”) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action ("NFA") letter from the MoDNR. The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The property was divided into seven parcels, and MoDNR NFA letters have been received for six of the parcels. Remediation is ongoing on the last parcel.

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

Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") for alleged coal gas waste contamination at a third site, Station B. Spire Missouri and the site owner notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, in March 2017 Spire Missouri requested more information from the EPA. Spire Missouri never received a response from the EPA.

Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with these MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri retains the right to seek potential reimbursements from them.

On March 10, 2015, Spire Missouri received a Section 104(e) information request under CERCLA from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act ("FOIA") request to the EPA on April 3, 2015, to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015, and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.

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

Spire Alabama

Spire Alabama is in the chain of title of nine former MGP sites, four of which it still owns, and five former manufactured gas distribution sites, one of which it still owns. All sites are located in the state of Alabama.

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

Operating lease cost, cash flow and noncash information are shown in the following table.

	Spire			Spire Missouri			Spire Alabama
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Operating lease cost, including amounts capitalized	$7.1	$7.3	$7.3	$0.5	$0.5	$0.5	$2.0	$2.0	$2.0
Operating cash flows representing cash paid for amounts included in the measurement of lease liabilities	7.3	7.4	7.3	0.5	0.5	0.5	2.2	2.1	2.1
Right-of-use assets obtained in exchange for lease liabilities	—	—	0.8	—	—	0.8	—	—	—

The following table shows year-end balance sheet and weighted-average information about operating leases.

	Spire		Spire Missouri		Spire Alabama
	2025	2024	2025	2024	2025	2024
Right-of-use assets	$59.2	$63.1	$1.6	$1.7	$17.0	$18.1
Lease liabilities, current	6.1	6.6	0.5	0.5	2.0	1.9
Lease liabilities, noncurrent	59.1	62.7	1.2	1.3	20.9	22.3
Weighted-average remaining lease term (in years)	12.6	13.5	4.8	5.1	11.3	12.3
Weighted-average discount rate	4.2%	4.2%	3.8%	3.4%	3.7%	3.7%

On the balance sheets, right-of-use assets are included in “Deferred Charges and Other Assets: Other,” current lease liabilities are in “Current Liabilities: Other,” and noncurrent lease liabilities are in “Deferred Credits and Other Liabilities: Other.”

Following is a maturity analysis by fiscal year for operating lease liabilities as of September 30, 2025.

	Spire	Spire Missouri	Spire Alabama
2026	$6.3	$0.5	$2.0
2027	6.7	0.4	2.3
2028	6.8	0.3	2.3
2029	6.7	0.3	2.4
2030	6.7	0.2	2.4
Thereafter	51.3	0.2	16.9
Total undiscounted lease payments	84.5	1.9	28.3
Less present value discount	(19.3)	(0.2)	(5.4)
Total current and noncurrent lease liabilities	$65.2	$1.7	$22.9

There are no significant finance leases, short-term leases, subleases, variable lease payments, residual value guarantees, restrictions or covenants pertaining to leases.

The Company elected, for all asset classes, not to recognize right-of-use assets and lease liabilities for short-term leases. Instead, the lease payments for short-term leases are recognized in profit or loss on a straight-line basis over the lease term and variable lease payments are recognized in the period in which the obligation for those payments is incurred. The Company elected, for all asset classes, not to separate non-lease components from lease components and instead to account for each separate lease component and the non-lease components associated with that lease component as a single lease component.

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

18. BUSINESS COMBINATIONS

On January 19, 2024, a subsidiary in Spire’s Midstream segment acquired MoGas, an interstate natural gas pipeline, and Omega Pipeline, a connected gas distribution system in Missouri. MoGas interconnects with Spire STL Pipeline and other regional pipelines to deliver gas to Spire Missouri’s growing customer base in St. Charles, Franklin, and western St. Louis counties, among other utility, municipal, industrial and commercial customers. Omega owns and operates an approximately 75-mile natural gas distribution system within Fort Leonard Wood in south-central Missouri and is interconnected with the MoGas system. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The $176.1 purchase price was allocated almost entirely to property, plant and equipment based on their estimated fair value at the acquisition date and recorded as non-utility property in the consolidated balance sheet. The operating revenues and operating income of MoGas and Omega were not material to Spire’s consolidated results for the years ended September 30, 2025 or 2024.

Pending Acquisition

On July 27, 2025, Spire entered into an agreement with Piedmont Natural Gas, a wholly-owned subsidiary of Duke Energy, to acquire its Tennessee natural gas business. The purchase price is $2.48 billion in cash, subject to customary adjustments, including adjustments for net working capital, regulatory assets and liabilities, and capital expenditures at closing.

The acquisition is supported by a fully committed senior unsecured bridge facility, entered into on August 22, 2025, provided by a syndicate of banks led by BMO Capital Markets. The facility provides up to $2.48 billion in committed financing, consisting of a $1.88 billion bridge term loan and a $600 million delayed draw term loan. The loans bear interest at Adjusted Term SOFR plus 1.375% or Base Rate plus 0.375%, and mature 364 days after funding. As of September 30, 2025, the facility remains undrawn, and Spire does not currently anticipate drawing on it. The Company expects to permanently finance the transaction through a balanced mix of debt, equity, and hybrid securities.

In connection with the financing plan, Spire is considering selling its natural gas storage facilities, Spire Storage West LLC and Spire Storage Salt Plains LLC, to help fund the acquisition. The sale would be subject to board approval and customary closing conditions, including regulatory approval.

The Company expects the acquisition to significantly increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S., expand regulatory diversity and provide accretive earnings and supports dividend growth. Upon closing, Piedmont’s Tennessee business will operate as Spire Tennessee.

The transaction is expected to close in the first quarter of calendar 2026, subject to customary closing conditions, including approval by the TPUC. On October 31, 2025, FERC approved the transfer of gas supply contracts to Spire. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired without objection, satisfying one of the key regulatory requirements for the transaction.

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

Spire Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Inc.’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Inc.’s internal control over financial reporting was effective as of September 30, 2025. Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on Spire Inc.’s internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data.

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

Spire Missouri Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Missouri Inc.’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Missouri Inc.’s internal control over financial reporting was effective as of September 30, 2025.

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

Spire Alabama Inc.’s management, including its Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of Spire Alabama Inc.’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that Spire Alabama Inc.’s internal control over financial reporting was effective as of September 30, 2025.

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

Item 9B. Other Information

During the quarterly period ended September 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about:

•
our directors is incorporated by reference from the discussion under Proposal 1 of our proxy statement to be filed on or about December 16, 2025 (“2025 proxy statement”);
•
our executive officers is reported at the end of Part I of this Form 10-K;
•
our Financial Code of Ethics is posted on our website, www.SpireEnergy.com, under Investors/Governance/Governance documents (http://investors.spireenergy.com/governance/governance-documents); and
•
our Audit Committee, our Audit Committee financial experts, and submitting nominations to the Corporate Governance Committee is incorporated by reference from the discussion in our 2025 proxy statement under the heading “Governance.”

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

Item 11. Executive Compensation

Information about director and executive compensation is incorporated by reference from the discussion in our 2025 proxy statement under the headings “Directors’ compensation” and “Executive compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information about:

•
security ownership of certain beneficial owners and management and
•
aggregate information regarding the Company’s equity compensation plan is incorporated by reference from the discussion in our 2025 proxy statement under “Beneficial ownership of Spire stock.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information about:

•
our policy and procedures for related party transactions and
•
the independence of our directors

is included in our 2025 proxy statement under “Governance” and is incorporated by reference. There were no related party transactions in fiscal 2025.

Item 14. Principal Accounting Fees and Services

Information about fees paid to our independent registered public accountant and our policy for pre-approval of services provided by our independent registered public accountant is incorporated by reference from our 2025 proxy statement under “Fees of independent registered public accountant” and “Governance,” respectively.

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

Exhibit Number	Description
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

4.37*

Fortieth Supplemental Indenture, dated as of May 1, 2025, between Spire Missouri Inc. and Regions Bank,as trustee; filed as Exhibit 4.36 to the Company’s Registration Statement on Form S-3 filed May 7, 2025.

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

Exhibit Number	Description

Missouri Inc. (formerly Laclede Gas Company), a Missouri corporation, the Banks from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent for the Banks; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 6, 2018.

10.33*	Spire Deferred Income Plan, Amended and Restated Effective January 1, 2019; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
10.34*	Amendment 1 to Spire Deferred Income Plan; filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.
10.35*	Spire Deferred Income Plan, Amended and Restated effective October 1, 2025; filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.
10.36*	The Company’s Form of Restricted Stock Award Agreement; filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.37*	The Company’s Form of Restricted Stock Unit Award Agreement; filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.38*	The Company’s Form of Performance Contingent Stock Unit Award Agreement; filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.
10.39*

Amended and Restated Loan Agreement, dated July 22, 2022, among Spire Inc., Spire Missouri Inc., Spire Alabama Inc., Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto as Banks; filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K on July 28, 2022.

10.40*	Equity Distribution Agreement of the Company, dated as of February 6, 2019; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 6, 2019.
10.41*	Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 14, 2019; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 14, 2019.
10.42*	Second Letter Agreement to the Equity Distribution Agreement of the Company, dated as of May 9, 2022; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on May 10, 2022.
10.43*	Third Letter Agreement to the Equity Distribution Agreement of the Company, dated as of February 6, 2024, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 6, 2024.
10.44*

Second Amended and Restated Loan Agreement, dated October 11, 2024, among Spire Inc., Spire Missouri Inc., Spire Alabama Inc. Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto as Banks, filed as Exhibit 10.1 in the Company’s Current Report on Form 8-K on October 18, 2024.

10.45*	Employment Agreement, dated as of April 29, 2025, by and between the Company and Scott Doyle; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 29, 2025.
10.46*

Separation Agreement and General Release, dated as of April 29, 2025, by and between the Company and Steven Lindsey; filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed April 29, 2025.

10.47	Asset Purchase Agreement, dated as of July 27, 2025, by and between the Company, Piedmont Natural Gas Company, Inc. and Duke Energy Corporation.
10.48	Commitment Letter, dated July 27, 2025, among the Company and BMO Capital Markets Corp. and respective affiliates.
10.49	Delayed Draw Term Loan Agreement, dated August 22, 2025, by and among Spire Inc., BMO, as Administrative Agent.
19	Purchases and Sales of Securities and Prevention of Selective Disclosure Policy; filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm of the Company.
23.2	Consent of Independent Registered Public Accounting Firm of Spire Missouri Inc.
23.3	Consent of Independent Registered Public Accounting Firm of Spire Alabama Inc.
31.1	Certifications under Rule 13a-14(a) of the CEO and CFO of the Company.
31.2	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Missouri Inc.
31.3	Certifications under Rule 13a-14(a) of the CEO and CFO of Spire Alabama Inc.
32.1	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of the Company.
32.2	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Missouri Inc.
32.3	Section 1350 Certifications under Rule 13a-14(b) of the CEO and CFO of Spire Alabama Inc.
97*	Spire Inc. Clawback Policy; filed as Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024.
101

Interactive Data Files including the following information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2025, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements listed on the first page of Item 8.

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

* Incorporated herein by reference and made a part hereof. Spire Inc. File No. 1-16681. Spire Missouri Inc. File No. 1-1822. Spire Alabama Inc. File No. 2-38960.

† Paper exhibit.

1.
The Laclede Group, Inc. changed its name to Spire Inc. effective April 28, 2016.
2.
Alabama Gas Corporation (“Alagasco”) changed its name to Spire Alabama Inc. effective September 1, 2017.
3.
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

Spire Inc.

Date	November 14, 2025	By	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 14, 2025	/s/ Scott E. Doyle	Director, President and Chief Executive Officer
	Scott E. Doyle	(Principal Executive Officer)

November 14, 2025	/s/ Adam W. Woodard	Executive Vice President and Chief Financial Officer
	Adam W. Woodard	(Principal Financial and Accounting Officer)

November 14, 2025	/s/ Rob L. Jones	Chairman of the Board
Rob L. Jones

November 14, 2025	/s/ Mark A. Borer	Director
Mark A. Borer

November 14, 2025	/s/ Sheri S. Cook	Director
Sheri S. Cook

November 14, 2025	/s/ Vincent J. Ferrari	Director
Vincent J. Ferrari

November 14, 2025	/s/ Maria V. Fogarty	Director
Maria V. Fogarty

November 14, 2025	/s/ Carrie J. Hightman	Director
Carrie J. Hightman

November 14, 2025	/s/ Paul D. Koonce	Director
Paul D. Koonce

November 14, 2025	/s/ Brenda D. Newberry	Director
Brenda D. Newberry

November 14, 2025	/s/ John P. Stupp Jr.	Director
John P. Stupp Jr.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Missouri Inc.

Date	November 14, 2025	By	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 14, 2025	/s/ Scott E. Doyle	Chief Executive Officer and Chairman of the Board
	Scott E. Doyle	(Principal Executive Officer)

November 14, 2025	/s/ Adam W. Woodard	Director
Adam W. Woodard

November 14, 2025	/s/ Matthew J. Aplington	Director and General Counsel
Matthew J. Aplington

November 14, 2025	/s/ Stephen M. Mills	Director and President
Stephen M. Mills

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Alabama Inc.

Date	November 14, 2025	By	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

November 14, 2025	/s/ Scott E. Doyle	Chief Executive Officer and Chairman of the Board
	Scott E. Doyle	(Principal Executive Officer)

November 14, 2025	/s/ Adam W. Woodard	Director
Adam W. Woodard

November 14, 2025	/s/ Matthew J. Aplington	Director and General Counsel
Matthew J. Aplington

November 14, 2025	/s/ Joseph B. Hampton	Director and President
Joseph B. Hampton