Form 10-Q
period 2025-12-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2026-02-03
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (only applicable for Spire Inc.):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock $1.00 par value	SR	New York Stock Exchange LLC

Depositary Shares, each representing a 1/1,000th interest in a share of 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock, par value $25.00 per share	SR.PRA	New York Stock Exchange LLC
6.375% Junior Subordinated Notes due 2086	SRJN	New York Stock Exchange LLC

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of January 30, 2026, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	59,096,588
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,822
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

PART I. FINANCIAL INFORMATION

The interim financial statements included herein have been prepared by three separate registrants — Spire Inc. (“Spire” or the “Company”), Spire Missouri Inc. (“Spire Missouri”) and Spire Alabama Inc. (“Spire Alabama”) — without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the financial statements and the notes thereto included in the registrants’ combined Form 10-K for the fiscal year ended September 30, 2025.

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions, except per share amounts)	2025	2024
Operating Revenues	$762.2	$669.1
Operating Expenses:
Natural gas	312.7	270.0
Operation and maintenance	139.9	129.3
Depreciation and amortization	81.4	72.3
Taxes, other than income taxes	54.7	48.7
Total Operating Expenses	588.7	520.3
Operating Income	173.5	148.8
Interest Expense, Net	60.4	48.0
Other Income, Net	5.3	0.6
Income Before Income Taxes	118.4	101.4
Income Tax Expense	23.4	20.1
Net Income	95.0	81.3
Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Net Income Available to Common Shareholders	$91.2	$77.5

Weighted Average Number of Common Shares Outstanding:
Basic	59.0	57.7
Diluted	59.2	57.9
Basic Earnings Per Common Share	$1.55	$1.34
Diluted Earnings Per Common Share	$1.54	$1.34

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2025	2024
Net Income	$95.0	$81.3
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain arising during the period	4.5	17.6
Amounts reclassified into net income	(1.1)	(1.7)
Net gain on cash flow hedging derivative instruments	3.4	15.9
Net gain on defined benefit pension and other postretirement plans	—	0.1
Other Comprehensive Income, Before Tax	3.4	16.0
Income Tax Expense Related to Items of Other Comprehensive Income	0.7	3.7
Other Comprehensive Income, Net of Tax	2.7	12.3
Comprehensive Income	$97.7	$93.6

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2025	2024
ASSETS
Utility Plant	$9,490.1	$9,333.9	$8,946.3
Less: Accumulated depreciation and amortization	2,628.2	2,577.4	2,570.3
Net Utility Plant	6,861.9	6,756.5	6,376.0
Non-utility Property (net of accumulated depreciation and amortization of $139.2, $129.4 and $103.9 at December 31, 2025, September 30, 2025, and December 31, 2024, respectively)	1,003.4	1,007.2	982.5
Other Investments	125.4	128.0	118.5
Total Other Property and Investments	1,128.8	1,135.2	1,101.0
Current Assets:
Cash and cash equivalents	4.1	5.7	11.5
Accounts receivable:
Utility	426.2	191.9	379.6
Other	198.8	152.7	172.3
Allowance for credit losses	(28.7)	(28.8)	(34.7)
Delayed customer billings	18.5	13.6	18.4
Inventories:
Natural gas	203.4	226.9	187.0
Propane gas	8.6	8.6	8.6
Materials and supplies	47.5	47.0	47.0
Regulatory assets	63.4	78.3	89.6
Prepayments	34.5	47.8	41.5
Other	62.2	64.0	67.2
Total Current Assets	1,038.5	807.7	988.0
Deferred Charges and Other Assets:
Goodwill	1,171.6	1,171.6	1,171.6
Regulatory assets	1,331.4	1,323.5	1,288.4
Other	349.7	380.8	350.8
Total Deferred Charges and Other Assets	2,852.7	2,875.9	2,810.8
Total Assets	$11,881.9	$11,575.3	$11,275.8

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2025	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at December 31, 2025, September 30, 2025, and December 31, 2024)	$242.0	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 59.1 million, 59.0 million, and 58.3 million shares issued and outstanding at December 31, 2025, September 30, 2025, and December 31, 2024, respectively)	59.1	59.0	58.3
Paid-in capital	1,981.8	1,981.4	1,933.7
Retained earnings	1,127.7	1,087.6	1,050.5
Accumulated other comprehensive income	22.1	19.4	24.4
Total Shareholders' Equity	3,432.7	3,389.4	3,308.9
Temporary equity	5.9	6.1	8.4
Long-term debt (less current portion)	4,449.4	3,369.4	3,697.7
Total Capitalization	7,888.0	6,764.9	7,015.0
Current Liabilities:
Current portion of long-term debt	488.1	487.5	42.5
Notes payable	412.0	1,317.0	1,158.0
Accounts payable	309.5	248.3	292.3
Advance customer billings	48.9	58.1	59.2
Wages and compensation accrued	29.7	54.1	28.7
Customer deposits	34.1	32.8	31.6
Taxes accrued	63.5	109.1	61.4
Regulatory liabilities	34.4	39.4	51.0
Other	293.1	202.3	266.5
Total Current Liabilities	1,713.3	2,548.6	1,991.2
Deferred Credits and Other Liabilities:
Deferred income taxes	914.1	887.4	838.3
Pension and postretirement benefit costs	47.7	74.7	126.6
Asset retirement obligations	589.5	583.2	586.0
Regulatory liabilities	587.6	578.0	577.2
Other	141.7	138.5	141.5
Total Deferred Credits and Other Liabilities	2,280.6	2,261.8	2,269.6
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$11,881.9	$11,575.3	$11,275.8

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2025:
Balance at September 30, 2025	59,025,961	$59.0	$242.0	$1,981.4	$1,087.6	$19.4	$3,389.4
Net Income	—	—	—	—	95.0	—	95.0
Dividend reinvestment plan	4,402	—	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	—	2.2	—	—	2.2
Stock activity under stock-based compensation plans	86,755	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(21,997)	—	—	(2.0)	—	—	(2.0)
Temporary equity adjustment to redemption value	—	—	—	—	(2.5)	—	(2.5)
Dividends declared:
Common stock ($0.825 per share)	—	—	—	—	(48.7)	—	(48.7)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	2.7	2.7
Balance at December 31, 2025	59,095,121	$59.1	$242.0	$1,981.8	$1,127.7	$22.1	$3,432.7

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2024:
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7
Net Income	—	—	—	—	81.3	—	81.3
Common stock issued	542,515	0.5	—	31.9	—	—	32.4
Dividend reinvestment plan	6,507	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.0	—	—	1.0
Stock activity under stock-based compensation plans	65,488	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(23,141)	—	—	(1.7)	—	—	(1.7)
Temporary equity adjustment to redemption value	—	—	—	—	(0.3)	—	(0.3)
Dividends declared:
Common stock ($0.785 per share)	—	—	—	—	(45.5)	—	(45.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	12.3	12.3
Balance at December 31, 2024	58,341,036	$58.3	$242.0	$1,933.7	$1,050.5	$24.4	$3,308.9

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2025	2024
Operating Activities:
Net income	$95.0	$81.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81.4	72.3
Deferred income taxes and investment tax credits	21.9	19.4
Changes in assets and liabilities:
Accounts receivable	(280.5)	(239.8)
Inventories	23.0	21.2
Regulatory assets and liabilities	17.9	36.7
Accounts payable	92.0	96.9
Delayed/advance customer billings, net	(14.1)	4.3
Taxes accrued	(45.3)	(43.8)
Other assets and liabilities	86.7	30.5
Other	3.0	2.1
Net cash provided by operating activities	81.0	81.1
Investing Activities:
Capital expenditures	(202.8)	(260.6)
Other	1.5	0.5
Net cash used in investing activities	(201.3)	(260.1)
Financing Activities:
Issuance of long-term debt	1,100.0	—
Repayment of long-term debt	(7.5)	(7.0)
(Repayment) issuance of short-term debt	(905.0)	211.0
Issuance of common stock	0.3	32.8
Dividends paid on common stock	(47.2)	(44.6)
Dividends paid on preferred stock	(3.7)	(3.7)
Debt issuance costs	(12.7)	—
Other	(5.2)	(2.5)
Net cash provided by financing activities	119.0	186.0
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(1.3)	7.0
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	41.2	34.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$39.9	$41.9

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(34.3)	$(34.1)
Income taxes	(1.3)	(0.2)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2025	2024
Operating Revenues	$516.4	$457.5
Operating Expenses:
Natural gas	224.1	213.6
Operation and maintenance	79.7	76.2
Depreciation and amortization	52.8	45.7
Taxes, other than income taxes	41.8	36.6
Total Operating Expenses	398.4	372.1
Operating Income	118.0	85.4
Interest Expense, Net	27.4	25.3
Other Income, Net	2.0	1.5
Income Before Income Taxes	92.6	61.6
Income Tax Expense	15.4	8.2
Net Income	77.2	53.4
Other Comprehensive Income, Net of Tax	—	0.1
Comprehensive Income	$77.2	$53.5

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2025	2024
ASSETS
Utility Plant	$5,982.3	$5,864.3	$5,555.5
Less: Accumulated depreciation and amortization	1,139.2	1,104.6	1,104.5
Net Utility Plant	4,843.1	4,759.7	4,451.0
Other Property and Investments	73.8	75.8	72.9
Current Assets:
Accounts receivable:
Utility	331.6	149.1	296.5
Associated companies	1.0	2.2	2.8
Other	28.5	34.0	23.8
Allowance for credit losses	(22.5)	(23.0)	(27.9)
Delayed customer billings	9.0	4.2	9.1
Inventories:
Natural gas	135.6	150.0	120.1
Propane gas	8.6	8.6	8.6
Materials and supplies	25.2	24.5	24.3
Regulatory assets	34.8	48.9	56.7
Prepayments	22.3	28.2	23.2
Other	0.4	—	—
Total Current Assets	574.5	426.7	537.2
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	655.1	653.2	619.7
Other	194.1	224.2	194.3
Total Deferred Charges and Other Assets	1,059.4	1,087.6	1,024.2
Total Assets	$6,550.8	$6,349.8	$6,085.3

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2025	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 26,822 issued and outstanding at December 31, 2025 and September 30, 2025, respectively, 26,280 shares issued and outstanding at December 31, 2024)	$929.3	$929.3	$887.1
Retained earnings	1,311.3	1,239.1	1,164.2
Accumulated other comprehensive loss	(0.7)	(0.7)	(1.9)
Total Shareholder's Equity	2,239.9	2,167.7	2,049.4
Long-term debt (less current portion)	2,152.7	1,953.6	1,803.6
Total Capitalization	4,392.6	4,121.3	3,853.0
Current Liabilities:
Notes payable – associated companies	465.7	566.3	580.9
Accounts payable	121.5	98.9	107.3
Accounts payable – associated companies	16.6	21.4	8.0
Advance customer billings	34.1	43.2	42.4
Wages and compensation accrued	17.4	27.0	16.2
Customer deposits	7.3	7.2	6.5
Taxes accrued	27.4	65.8	25.3
Regulatory liabilities	10.5	13.9	17.4
Other	127.2	64.3	104.6
Total Current Liabilities	827.7	908.0	908.6
Deferred Credits and Other Liabilities:
Deferred income taxes	617.9	598.7	581.7
Pension and postretirement benefit costs	47.4	72.4	91.1
Asset retirement obligations	96.5	95.5	96.6
Regulatory liabilities	490.9	481.3	486.0
Other	77.8	72.6	68.3
Total Deferred Credits and Other Liabilities	1,330.5	1,320.5	1,323.7
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$6,550.8	$6,349.8	$6,085.3

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended December 31, 2025:
Balance at September 30, 2025	26,822	$0.1	$929.2	$1,239.1	$(0.7)	$2,167.7
Net Income	—	—	—	77.2	—	77.2
Dividends declared	—	—	—	(5.0)	—	(5.0)
Balance at December 31, 2025	26,822	$0.1	$929.2	$1,311.3	$(0.7)	$2,239.9

Three Months Ended December 31, 2024:
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7
Net Income	—	—	—	53.4	—	53.4
Common stock issued to Spire Inc.	425	—	32.2	—	—	32.2
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at December 31, 2024	26,280	$0.1	$887.0	$1,164.2	$(1.9)	$2,049.4

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2025	2024
Operating Activities:
Net Income	$77.2	$53.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.8	45.7
Deferred income taxes and investment tax credits	15.3	8.0
Changes in assets and liabilities:
Accounts receivable	(176.9)	(142.2)
Inventories	13.7	9.6
Regulatory assets and liabilities	22.0	46.5
Accounts payable	39.2	44.3
Delayed/advance customer billings, net	(13.9)	3.5
Taxes accrued	(38.2)	(34.9)
Other assets and liabilities	62.6	25.4
Other	0.5	0.3
Net cash provided by operating activities	54.3	59.6
Investing Activities:
Capital expenditures	(148.0)	(178.3)
Other	0.5	0.9
Net cash used in investing activities	(147.5)	(177.4)
Financing Activities:
Issuance of long-term debt, net	200.0	—
(Repayments to) Borrowings from Spire, net	(100.6)	85.6
Issuance of common stock	—	32.2
Dividends paid	(5.0)	—
Other	(1.2)	—
Net cash provided by financing activities	93.2	117.8
Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(18.9)	$(20.2)
Income taxes	(0.1)	—

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2025	2024
Operating Revenues	$141.7	$120.4
Operating Expenses:
Natural gas	49.3	32.7
Operation and maintenance	32.4	31.9
Depreciation and amortization	17.4	17.8
Taxes, other than income taxes	9.6	8.6
Total Operating Expenses	108.7	91.0
Operating Income	33.0	29.4
Interest Expense, Net	7.5	7.8
Other Income (Expense), Net	0.6	(0.7)
Income Before Income Taxes	26.1	20.9
Income Tax Expense	6.5	5.2
Net Income	$19.6	$15.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31,	September 30,	December 31,
(Dollars in millions, except per share amounts)	2025	2025	2024
ASSETS
Utility Plant	$3,088.2	$3,052.9	$2,995.8
Less: Accumulated depreciation and amortization	1,379.8	1,362.4	1,353.5
Net Utility Plant	1,708.4	1,690.5	1,642.3
Other Property and Investments	0.1	0.1	0.1
Current Assets:
Cash and cash equivalents	—	1.9	—
Accounts receivable:
Utility	76.4	34.8	65.3
Associated companies	0.1	—	0.5
Other	7.0	6.9	5.6
Allowance for credit losses	(5.1)	(4.9)	(6.0)
Delayed customer billings	9.0	9.0	8.6
Inventories:
Natural gas	32.6	39.4	31.7
Materials and supplies	18.8	19.0	19.0
Regulatory assets	15.0	16.1	17.4
Prepayments	4.3	7.7	8.3
Other	0.3	—	—
Total Current Assets	158.4	129.9	150.4
Deferred Charges and Other Assets:
Regulatory assets	657.0	650.6	647.3
Other	99.4	99.2	95.0
Total Deferred Charges and Other Assets	756.4	749.8	742.3
Total Assets	$2,623.3	$2,570.3	$2,535.1

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	December 31,	September 30,	December 31,
	2025	2025	2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$242.9	$242.9	$279.4
Retained earnings	738.8	735.2	677.1
Total Shareholder's Equity	981.7	978.1	956.5
Long-term debt (less current portion)	711.8	711.7	711.4
Total Capitalization	1,693.5	1,689.8	1,667.9
Current Liabilities:
Current portion of long-term debt	—	—	35.0
Notes payable – associated companies	164.6	130.1	67.0
Accounts payable	53.9	43.3	46.7
Accounts payable – associated companies	5.9	5.4	7.2
Advance customer billings	13.1	13.1	14.6
Wages and compensation accrued	4.8	7.8	4.4
Customer deposits	23.3	22.3	21.9
Taxes accrued	30.7	33.1	31.2
Regulatory liabilities	18.2	20.3	27.7
Other	15.8	14.6	17.4
Total Current Liabilities	330.3	290.0	273.1
Deferred Credits and Other Liabilities:
Deferred income taxes	70.6	64.1	41.0
Pension and postretirement benefit costs	0.5	2.4	26.7
Asset retirement obligations	475.1	470.0	473.7
Regulatory liabilities	28.8	29.2	26.9
Other	24.5	24.8	25.8
Total Deferred Credits and Other Liabilities	599.5	590.5	594.1
Commitments and Contingencies (Note 11)
Total Capitalization and Liabilities	$2,623.3	$2,570.3	$2,535.1

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended December 31, 2025:
Balance at September 30, 2025	1,972,052	$—	$242.9	$735.2	$978.1
Net income	—	—	—	19.6	19.6
Dividends declared	—	—	—	(16.0)	(16.0)
Balance at December 31, 2025	1,972,052	$—	$242.9	$738.8	$981.7

Three Months Ended December 31, 2024:
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3
Net income	—	—	—	15.7	15.7
Dividends declared	—	—	—	(7.5)	(7.5)
Balance at December 31, 2024	1,972,052	$—	$279.4	$677.1	$956.5

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,
(In millions)	2025	2024
Operating Activities:
Net Income	$19.6	$15.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.4	17.8
Deferred income taxes and investment tax credits	6.5	5.2
Changes in assets and liabilities:
Accounts receivable	(41.6)	(29.0)
Inventories	7.0	5.3
Regulatory assets and liabilities	(4.3)	(7.0)
Accounts payable	16.7	12.8
Delayed/advance customer billings	(0.1)	0.7
Taxes accrued	(2.4)	(3.6)
Other assets and liabilities	2.0	3.9
Other	0.1	0.1
Net cash provided by operating activities	20.9	21.9
Investing Activities:
Capital expenditures	(41.3)	(34.5)
Net cash used in investing activities	(41.3)	(34.5)
Financing Activities:
Borrowings from Spire	34.5	18.6
Dividends paid	(16.0)	(7.5)
Net cash provided by financing activities	18.5	11.1
Net Decrease in Cash and Cash Equivalents	(1.9)	(1.5)
Cash and Cash Equivalents at Beginning of Period	1.9	1.5
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(9.4)	$(9.6)
Income taxes	—	—

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

NATURE OF OPERATIONS – Spire has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment consists of the regulated natural gas distribution operations of the Company and is the core business segment of Spire in terms of revenue and earnings. The Gas Utility segment is comprised of the operations of: Spire Missouri, serving St. Louis, Kansas City, and other areas in Missouri; Spire Alabama, serving central and northern Alabama; and the subsidiaries of Spire EnergySouth, serving the Mobile, Alabama area and south-central Mississippi. The Gas Marketing segment Spire Marketing Inc. (“Spire Marketing”), which provides non-regulated natural gas services throughout the United States (“U.S.”). The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. The activities of the Company’s other subsidiaries are reported as Other and are described in Note 10, Segment Information. Spire Missouri and Spire Alabama each have a single reportable segment.

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

As authorized by the Missouri Public Service Commission (“MoPSC”), the Mississippi Public Service Commission (“MSPSC”) and the Alabama Public Service Commission (“APSC”), the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (“GSA”) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 5, Regulatory Matters.

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded within operating revenues on a gross basis in the Condensed Consolidated Statements of Income. Contracts not designated as normal purchases or normal sales are within the scope of FASB ASC Topic 815 and are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Condensed Consolidated Statements of Income. Spire also enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates.

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

	Three Months Ended December 31,
	2025	2024
Spire Missouri
Purchases of natural gas from Spire Marketing	$3.5	$2.2
Transportation services received from Spire STL Pipeline	8.2	8.1
Transportation services received from Spire MoGas Pipeline	1.8	1.8
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$4.9

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $35.8, $35.5 and $30.4 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of December 31, 2025, September 30, 2025, and December 31, 2024, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	December 31,	September 30,	December 31,
	2025	2025	2024
Spire	$51.0	$82.5	$73.7
Spire Missouri	39.7	61.8	38.1
Spire Alabama	3.8	9.5	10.5

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended December 31,	2025	2024	2025	2024	2025	2024
Allowance at beginning of period	$28.8	$31.4	$23.0	$24.9	$4.9	$5.7
Provision for expected credit losses	6.0	5.1	4.2	4.1	1.5	0.8
Write-offs, net of recoveries	(6.1)	(1.8)	(4.7)	(1.1)	(1.3)	(0.5)
Allowance at end of period	$28.7	$34.7	$22.5	$27.9	$5.1	$6.0

2. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended December 31,
	2025	2024
Spire
Gas Utility:
Residential	$474.9	$411.5
Commercial and industrial	148.4	133.7
Transportation	37.1	34.6
Off-system and other incentive	19.7	11.5
Other customer revenue	4.6	0.8
Total revenue from contracts with customers	684.7	592.1
Changes in accrued revenue under alternative revenue programs	8.6	21.4
Total Gas Utility operating revenues	693.3	613.5
Gas Marketing	41.1	33.0
Midstream	39.0	33.5
Other	5.6	4.7
Total before eliminations	779.0	684.7
Eliminations	(16.8)	(15.6)
Total Operating Revenues	$762.2	$669.1

Spire Missouri
Residential	$372.6	$321.8
Commercial and industrial	103.3	93.8
Transportation	11.2	9.4
Off-system and other incentive	17.3	9.9
Other customer revenue	2.6	2.8
Total revenue from contracts with customers	507.0	437.7
Changes in accrued revenue under alternative revenue programs	9.4	19.8
Total Operating Revenues	$516.4	$457.5

Spire Alabama
Residential	$83.7	$72.4
Commercial and industrial	32.9	28.9
Transportation	23.1	22.5
Off-system and other incentive	2.4	1.6
Other customer revenue	0.7	(3.2)
Total revenue from contracts with customers	142.8	122.2
Changes in accrued revenue under alternative revenue programs	(1.1)	(1.8)
Total Operating Revenues	$141.7	$120.4

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended December 31,
	2025	2024
Spire	$29.9	$26.8
Spire Missouri	21.7	19.5
Spire Alabama	6.8	5.7

3. EARNINGS PER COMMON SHARE

	Three Months Ended December 31,
	2025	2024
Basic Earnings Per Common Share:
Net Income	$95.0	$81.3
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$91.2	$77.5
Weighted Average Common Shares Outstanding (in millions)	59.0	57.7
Basic Earnings Per Common Share	$1.55	$1.34

Diluted Earnings Per Common Share:
Net Income	$95.0	$81.3
Less: Provision for preferred dividends	3.7	3.7
Income allocated to participating securities	0.1	0.1
Income Available to Common Shareholders	$91.2	$77.5
Weighted Average Common Shares Outstanding (in millions)	59.0	57.7
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.2	0.2
Weighted Average Diluted Common Shares (in millions)	59.2	57.9
Diluted Earnings Per Common Share	$1.54	$1.34

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.2	0.3

4. SHAREHOLDERS’ EQUITY

ATM Program

Under Spire’s “at-the-market” (“ATM”) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Condensed Consolidated Statements of Shareholders’ Equity. On January 25, 2024, Spire’s board approved a new authorization for the sale of additional shares with an aggregate offering price of up to $200.0 through January 2027.

In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of December 31, 2025, there were no outstanding forward sales agreements.

As of December 31, 2025, under the ATM Program, Spire may sell additional shares with an aggregate offering price of up to $123.6.

Preferred Stock

On January 12, 2026, Spire issued $200.0 aggregate principal amount of its 6.375% Junior Subordinated Notes due 2086 (the “Notes”). Spire intends to use the net proceeds from this offering, together with other funds, to redeem all outstanding shares of its 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock (aggregate $250.0 liquidation preference) (the “Series A Preferred Stock”, upon which the corresponding 10,000,000 outstanding depositary shares representing the Series A Preferred Stock will also be redeemed. The Company expects to redeem the shares in the fiscal second quarter of 2026. For additional information regarding the issued Notes, see Note 6 - Financing.

5. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of December 31, 2025, September 30, 2025, and December 31, 2024.

	December 31,	September 30,	December 31,
Spire	2025	2025	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$10.1	$16.5	$12.2
Other	53.3	61.8	77.4
Total Current Regulatory Assets	63.4	78.3	89.6
Noncurrent:
Pension and postretirement benefit costs	212.2	217.8	248.4
Cost of removal	698.4	688.3	676.1
Future income taxes due from customers	154.5	154.2	152.4
Energy efficiency	65.5	65.0	61.3
Unamortized purchased gas adjustments	4.6	9.0	—
Other	196.2	189.2	150.2
Total Noncurrent Regulatory Assets	1,331.4	1,323.5	1,288.4
Total Regulatory Assets	$1,394.8	$1,401.8	$1,378.0
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$29.3	$34.9	$39.2
Other	5.1	4.5	11.8
Total Current Regulatory Liabilities	34.4	39.4	51.0
Noncurrent:
Deferred taxes due to customers	96.8	100.3	110.7
Pension and postretirement benefit costs	301.8	300.1	253.2
Accrued cost of removal	138.9	138.2	136.7
Unamortized purchased gas adjustments	17.9	6.5	40.4
Other	32.2	32.9	36.2
Total Noncurrent Regulatory Liabilities	587.6	578.0	577.2
Total Regulatory Liabilities	$622.0	$617.4	$628.2

	December 31,	September 30,	December 31,
Spire Missouri	2025	2025	2024
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$8.5	$14.9	$11.8
Other	26.3	34.0	44.9
Total Current Regulatory Assets	34.8	48.9	56.7
Noncurrent:
Future income taxes due from customers	146.9	146.6	144.5
Pension and postretirement benefit costs	152.6	157.0	179.7
Energy efficiency	65.5	65.0	61.3
Unamortized purchased gas adjustments	4.6	9.0	—
Cost of removal	101.3	98.8	97.0
Other	184.2	176.8	137.2
Total Noncurrent Regulatory Assets	655.1	653.2	619.7
Total Regulatory Assets	$689.9	$702.1	$676.4
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$10.5	$13.9	$17.4
Total Current Regulatory Liabilities	10.5	13.9	17.4
Noncurrent:
Deferred taxes due to customers	85.5	88.8	98.6
Pension and postretirement benefit costs	263.3	261.2	218.0
Accrued cost of removal	96.0	96.0	96.8
Unamortized purchased gas adjustments	17.9	6.5	40.4
Other	28.2	28.8	32.2
Total Noncurrent Regulatory Liabilities	490.9	481.3	486.0
Total Regulatory Liabilities	$501.4	$495.2	$503.4

	December 31,	September 30,	December 31,
Spire Alabama	2025	2025	2024
Regulatory Assets:
Current:
Other	$15.0	$16.1	$17.4
Total Current Regulatory Assets	15.0	16.1	17.4
Noncurrent:
Future income taxes due from customers	1.5	1.6	1.7
Pension and postretirement benefit costs	58.1	59.1	66.1
Cost of removal	597.0	589.6	579.1
Other	0.4	0.3	0.4
Total Noncurrent Regulatory Assets	657.0	650.6	647.3
Total Regulatory Assets	$672.0	$666.7	$664.7
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$18.2	$20.2	$20.7
Other	—	0.1	7.0
Total Current Regulatory Liabilities	18.2	20.3	27.7
Noncurrent:
Pension and postretirement benefit costs	26.2	26.5	24.2
Other	2.6	2.7	2.7
Total Noncurrent Regulatory Liabilities	28.8	29.2	26.9
Total Regulatory Liabilities	$47.0	$49.5	$54.6

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	December 31,	September 30,	December 31,
	2025	2025	2024
Spire
Pension and postretirement benefit costs	$119.1	$119.1	$129.8
Future income taxes due from customers	153.0	152.7	150.7
Unamortized purchased gas adjustments	13.1	23.9	11.8
Other	178.5	177.0	143.1
Total Regulatory Assets Not Earning a Return	$463.7	$472.7	$435.4

Spire Missouri
Pension and postretirement benefit costs	$119.1	$119.1	$129.8
Future income taxes due from customers	146.9	146.6	144.5
Unamortized purchased gas adjustments	13.1	23.9	11.8
Other	178.5	177.0	143.1
Total Regulatory Assets Not Earning a Return	$457.6	$466.6	$429.2

Like all the Company’s regulatory assets, these regulatory assets as of December 31, 2025 are probable of recovery from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently up to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

On November 12, 2025, Spire Missouri filed a PGA adjustment increase for both Missouri service territories, with rates effective November 26, 2025 reflecting changes in natural gas commodity prices.

In fiscal 2025, Spire Missouri filed a general rate case (Case No. GR-2025-0107) requesting a base rate increase. On September 3, 2025, the MoPSC approved a stipulation and agreement in Spire Missouri’s general rate case. The approved agreement provides for a base rate increase of $210.0, which became effective on October 24, 2025. The approved base rate incorporates the $72.6 already being collected from customers through Infrastructure System Replacement Surcharge (“ISRS”) for eligible capital projects through February 2025, resulting in a net base rate increase of $137.4. The terms of the agreement do not impact any amounts previously recorded. The approved rates are based on a total rate base plant in service of $4,379.6, reflecting significant infrastructure investments since Spire’s last general rate filing, and include a 7.05% post-tax total rate of return for future ISRS purposes.

The ISRS allows Spire Missouri expedited recovery for its investment to replace qualifying components of its infrastructure without the necessity of a formal rate case. All ISRS charges reset to zero on October 24, 2025 when new base rates took effect under the general rate case described above. On November 21, 2025, Spire Missouri filed an ISRS case for eligible capital projects from June 2025 through December 2025 (including estimates for November and December). The filing requests a total incremental revenue increase of $30.3 annually. A recommendation on the filing from the MoPSC Staff is due on February 19, 2026. Any rate adjustments resulting from this case would take effect in May 2026 unless otherwise expedited by the MoPSC.

Spire Alabama

The APSC has approved a Rate Stabilization and Equalization (“RSE”) mechanism. The Company continues to operate under the RSE framework beyond September 30, 2025, pending further Commission action. Under RSE, the APSC conducts reviews in March, June and September to determine whether Spire Alabama’s return on average common equity (RCE) at the end of the rate year is projected to be within the allowed range of return. Rates will be adjusted if the RCE is outside of the allowed range. Reductions in rates can be made in June, September, and December to bring the projected RCE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues.

On October 24, 2025, Spire Alabama made its annual RSE rate filing (based on its budget for fiscal 2026), with final rates approved on November 24, 2025, resulting in an annual revenue increase of $12.9 million, effective December 1, 2025.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider which permits the pass-through to customers of changes in the cost of gas supply. In fiscal year 2025, the only GSA rate decrease occurred on October 1, 2024, and no adjustments have been implemented for fiscal year 2026. These adjustments primarily reflect changes in natural gas commodity prices.

Spire

In addition to those discussed above for Spire Missouri and Spire Alabama, Spire is affected by the following regulatory matters.

Spire Gulf has similar rate regulation to Spire Alabama. On October 23, 2025, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2026) reflecting an increase in annual revenue of $2.9, effective December 1, 2025. This filing was approved by the APSC with minimal changes.

The MSPSC approved stipulation agreements between the Mississippi Public Utility Staff (MPUS) and Spire Mississippi that provided for increased annual revenues of $0.6 and $0.6 through rates effective on January 1, 2025 and 2026, respectively.

6. FINANCING

Short-term

Spire, Spire Missouri, and Spire Alabama are parties to a syndicated revolving credit facility with a syndicate of 12 banks that provides for aggregate commitments of $1,500.0, including sublimits of $525.0 for Spire, $700.0 for Spire Missouri and $275.0 for Spire Alabama, which sublimits may be reallocated from time to time within the aggregate commitment, subject to the terms of the loan agreement. On December 18, 2025, the borrowers entered into a First Amendment to Second Amended and Restated Loan Agreement, which, among other things, added Spire Tennessee Inc. (“Spire Tennessee”) as a borrower, with the amount of revolving credit availability to be allocated to Spire Tennessee to be determined upon the closing of the pending acquisition and extended the final maturity date of the revolving credit facility to October 11, 2030. The Spire holding company may use its revolving credit availability to fund the liquidity needs of its subsidiaries. The loan agreement contains a financial covenant limiting each borrower’s consolidated total debt, including short‑term debt, to no more than 70% of total capitalization, and as of December 31, 2025, total debt for each borrower represented less than 65% of total capitalization. There were no borrowings outstanding under the revolving credit facility as of December 31, 2025.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of December 31, 2025, $224.1 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)	Spire Missouri	Spire Alabama	Spire
	CP	Spire	Spire	Consol-
	Program	Note	Note	idated
Three Months Ended December 31, 2025
Highest borrowings outstanding	$1,399.2	$594.7	$174.6	$1,399.2
Lowest borrowings outstanding	385.0	416.0	120.3	385.0
Weighted average borrowings	1,036.3	485.8	145.0	1,036.3
Weighted average interest rate	4.1%	4.2%	4.2%	4.1%
As of December 31, 2025
Borrowings outstanding	$412.0	$465.7	$164.6	$412.0
Weighted average interest rate	3.9%	3.9%	3.9%	3.9%
As of September 30, 2025
Borrowings outstanding	$1,317.0	$566.3	$130.1	$1,317.0
Weighted average interest rate	4.4%	4.4%	4.4%	4.4%
As of December 31, 2024
Borrowings outstanding	$1,158.0	$580.9	$67.0	$1,158.0
Weighted average interest rate	4.4%	4.8%	4.8%	4.4%

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of December 31, 2025, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended December 31,
	2025	2024
Spire	$3.3	$6.3
Spire Missouri	1.4	1.2
Spire Alabama	1.7	0.8

Spire

On November 24, 2025, Spire Inc. issued $900.0 of junior subordinated notes (“JSNs”), consisting of $450.0 of 2025 Series A JSNs and $450.0 of 2025 Series B JSNs that both mature in 2056. Interest is payable semiannually on June 1 and December 1, beginning June 1, 2026.

The 2025 Series A JSNs will bear interest at 6.250% until June 1, 2031. The interest rate will reset every five years beginning on June 1, 2031, to equal the then‑current five‑year U.S. Treasury rate plus a spread of 2.556%, provided that the interest rate will not reset below 6.250%. The 2025 Series B JSNs will bear interest at 6.450% until June 1, 2036. The interest rate will reset every five years beginning on June 1, 2036, to equal the then‑current five‑year U.S. Treasury rate plus a spread of 2.327%, provided that the interest rate will not reset below 6.450%.

Spire may defer interest payments on the 2025 Series A JSNs and/or 2025 Series B JSNs on one or more occasions for up to 10 consecutive years. If interest payments on the 2025 Series A JSNs or the 2025 Series B JSNs are deferred, Spire may not, subject to certain limited exceptions, declare or pay any dividends or other distributions on, or redeem, repurchase or otherwise acquire any of its capital stock during the deferral period. Also, during the deferral period, Spire may not make any payments on or redeem or repurchase any debt securities or make any payments under any guarantee of debt that, in each case, is equal or junior in right of payment to the 2025 Series A JSNs and the 2025 Series B JSNs.

At the Company’s option, the JSNs may be redeemed at 100% of principal plus accrued interest (i) at any time during the 90‑day period prior to the first reset date and (ii) on any interest payment date after the first reset date; they may also be redeemed at par within 120 days following a Tax Event or at 102% within 120 days following a Rating Agency Event, in each case plus accrued interest to (but excluding) the redemption date. The notes are junior subordinated obligations and rank below the Company’s senior debt. Net proceeds, together with other funds, are expected to be used to finance the acquisition of the Tennessee natural gas business of Piedmont Natural Gas Company, a wholly owned subsidiary of Duke Energy Corporation (“Piedmont Tennessee Transaction”). If the Company does not consummate the Piedmont Tennessee Transaction, it will retain broad discretion to use all of the net proceeds from this offering for general corporate purposes.

On December 17, 2025, Spire Tennessee Inc., a wholly owned subsidiary of Spire Inc., entered into a Master Note Purchase Agreement with institutional investors to issue $825.0 of Series 2026 Senior Notes (“Senior Notes”) in a private placement exempt from registration under the Securities Act of 1933. The Senior Notes will be issued in multiple tranches with maturities ranging from April 1, 2029, to April 1, 2038, and fixed interest rates ranging from 4.59% to 5.44%, subject to incremental adjustments based on the closing date. The obligations are senior unsecured and rank equally with other senior unsecured indebtedness of Spire Tennessee. Closing is contingent upon completion of the Piedmont Tennessee Transaction and is expected on or before June 30, 2026.

Proceeds from the notes will be used to fund the acquisition of the Piedmont Tennessee Transaction. The agreement includes customary financial covenants, including limitations on liens, mergers, and affiliate transactions, and requires Spire Tennessee to maintain a Consolidated Capitalization Ratio not exceeding 70%. The notes are subject to optional prepayment with a make-whole premium and mandatory prepayment upon a change of control at 100% of principal plus accrued interest.

For additional information regarding the pending acquisition of Piedmont Tennessee Transaction, see Note 12, Acquisition and Divestitures.

On January 12, 2026, Spire issued $200.0 aggregate principal amount of its 6.375% Junior Subordinated Notes due 2086. Interest on the Notes is payable semiannually in arrears. The Notes are junior subordinated obligations and rank junior to all existing and future senior indebtedness of Spire. Spire intends to use the net proceeds from this offering, together with other funds, to redeem all outstanding shares of its 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock (aggregate $250.0 liquidation preference), upon which the corresponding 10,000,000 outstanding depositary shares representing the Series A Preferred Stock will also be redeemed.

Spire Missouri

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of December 31, 2025, September 30, 2025, and December 31, 2024.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of December 31, 2025
Cash and cash equivalents	$4.1	$4.1	$4.1	$—
Notes payable	412.0	412.0	—	412.0
Long-term debt, including current portion	4,937.5	4,822.3	—	4,822.3
As of September 30, 2025
Cash and cash equivalents	$5.7	$5.7	$5.7	$—
Notes payable	1,317.0	1,317.0	—	1,317.0
Long-term debt, including current portion	3,856.9	3,691.5	—	3,691.5
As of December 31, 2024
Cash and cash equivalents	$11.5	$11.5	$11.5	$—
Notes payable	1,158.0	1,158.0	—	1,158.0
Long-term debt, including current portion	3,740.2	3,435.3	—	3,435.3

Spire Missouri
As of December 31, 2025
Notes payable – associated companies	$465.7	$465.7	$—	$465.7
Long-term debt	2,152.7	2,072.5	—	2,072.5
As of September 30, 2025
Notes payable – associated companies	$566.3	$566.3	$—	$566.3
Long-term debt	1,953.6	1,874.0	—	1,874.0
As of December 31, 2024
Notes payable – associated companies	580.9	580.9	—	580.9
Long-term debt	1,803.6	1,646.3	—	1,646.3

Spire Alabama
As of December 31, 2025
Notes payable – associated companies	$164.6	$164.6	$—	$164.6
Long-term debt	711.8	668.6	—	668.6
As of September 30, 2025
Cash and cash equivalents	$1.9	$1.9	$1.9	$—
Notes payable – associated companies	130.1	130.1	—	130.1
Long-term debt	711.7	675.9	—	675.9
As of December 31, 2024
Notes payable – associated companies	67.0	67.0	—	67.0
Long-term debt, including current portion	746.4	677.4	—	677.4

8. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of December 31, 2025, September 30, 2025, or December 31, 2024. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$27.2	$—	$—	$27.2
NYMEX/ICE natural gas contracts	1.6	—	(1.6)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.7	—	(8.7)	—
Natural gas commodity contracts	—	39.5	(1.8)	37.7
Other:
U.S. stock/bond mutual funds	23.6	—	—	23.6
U.S. bonds	22.9	—	—	22.9
Global bonds	2.5	—	—	2.5
Interest rate swaps	—	14.0	—	14.0
Total	$86.5	$53.5	$(12.1)	$127.9
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$17.8	$—	$(3.0)	$14.8
Gas Marketing:
NYMEX/ICE natural gas contracts	17.5	—	(17.5)	—
Natural gas commodity contracts	—	19.9	(1.8)	18.1
Total	$35.3	$19.9	$(22.3)	$32.9

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$27.5	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	(2.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	11.4	—	(11.4)	—
Natural gas commodity contracts	—	44.8	(2.7)	42.1
Other:
U.S. stock/bond mutual funds	27.0	—	—	27.0
U.S. bonds	23.5	—	—	23.5
Global bonds	1.5	—	—	1.5
Interest rate swaps	—	10.0	—	10.0
Total	$93.8	$54.8	$(17.0)	$131.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$25.9	$—	$(1.3)	$24.6
Gas Marketing:
NYMEX/ICE natural gas contracts	19.0	—	(19.0)	—
Natural gas commodity contracts	—	16.7	(2.7)	14.0
Total	$44.9	$16.7	$(23.0)	$38.6

As of December 31, 2024
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.7	$—	$—	$24.7
NYMEX/ICE natural gas contracts	5.9	—	(5.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.8	—	(8.8)	—
Natural gas commodity contracts	—	44.1	(1.2)	42.9
Other:
U.S. stock/bond mutual funds	20.8	—	—	20.8
U.S. bonds	15.6	—	—	15.6
Global bonds	6.0	—	—	6.0
Interest rate swaps	—	16.1	—	16.1
Total	$81.8	$60.2	$(15.9)	$126.1
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$6.8	$—	$(6.8)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	15.1	—	(15.1)	—
Natural gas commodity contracts	—	29.1	(1.2)	27.9
Total	$21.9	$29.1	$(23.1)	$27.9

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of December 31, 2025
ASSETS
U.S. stock/bond mutual funds	$27.2	$—	$—	$27.2
NYMEX/ICE natural gas contracts	1.6	—	(1.6)	—
Total	$28.8	$—	$(1.6)	$27.2
LIABILITIES
NYMEX/ICE natural gas contracts	$17.8	$—	$(3.0)	$14.8

As of September 30, 2025
ASSETS
U.S. stock/bond mutual funds	$27.5	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	(2.9)	—
Total	$30.4	$—	$(2.9)	$27.5
LIABILITIES
NYMEX/ICE natural gas contracts	$25.9	$—	$(1.3)	$24.6

As of December 31, 2024
ASSETS
U.S. stock/bond mutual funds	$24.7	$—	$—	$24.7
NYMEX/ICE natural gas contracts	5.9	—	(5.9)	—
Total	$30.6	$—	$(5.9)	$24.7
LIABILITIES
NYMEX/ICE natural gas contracts	$6.8	$—	$(6.8)	$—

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

The net periodic pension cost includes components shown in the following tables. Service costs and regulatory adjustments are recorded in “Operation and Maintenance” expenses while other components are presented in “Other Income, Net” in the Condensed Consolidated Statements of Income, except for Spire Alabama’s losses on lump-sum settlements. Such losses are capitalized in regulatory balances and amortized over the remaining actuarial life of individuals in the plan, and that amortization is presented in “Other Income, Net.”

	Three Months Ended December 31,
	2025	2024
Spire
Service cost – benefits earned during the period	$4.3	$4.5
Interest cost on projected benefit obligation	6.1	6.0
Expected return on plan assets	(6.9)	(6.5)
Amortization of prior service credit	(1.0)	(1.1)
Amortization of actuarial loss	1.4	1.6
Subtotal	3.9	4.5
Regulatory adjustment	5.8	8.9
Net pension cost	$9.7	$13.4

Spire Missouri
Service cost – benefits earned during the period	$2.9	$2.9
Interest cost on projected benefit obligation	4.1	4.0
Expected return on plan assets	(4.4)	(4.5)
Amortization of prior service credit	(0.4)	(0.5)
Amortization of actuarial loss	0.9	1.0
Subtotal	3.1	2.9
Regulatory adjustment	5.1	7.4
Net pension cost	$8.2	$10.3

Spire Alabama
Service cost – benefits earned during the period	$1.2	$1.4
Interest cost on projected benefit obligation	1.3	1.3
Expected return on plan assets	(1.6)	(1.3)
Amortization of prior service credit	(0.6)	(0.6)
Amortization of actuarial loss	0.5	0.6
Subtotal	0.8	1.4
Regulatory adjustment	0.5	1.3
Net pension cost	$1.3	$2.7

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three months ended December 31, 2025 and 2024, no plans met the criteria for settlement accounting.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Through December 31, 2025. There were fiscal 2026 contributions to Spire Missouri’s and Spire Alabama’s pension plans totaling $4.4 and $2.8, respectively. Contributions totaling $17.7 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2026. Contributions to Spire Alabama’s pension plan for the remainder of fiscal 2026 are anticipated to be $4.2.

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

	Three Months Ended December 31,
	2025	2024
Spire
Service cost – benefits earned during the period	$1.0	$1.1
Interest cost on accumulated postretirement benefit obligation	1.7	1.8
Expected return on plan assets	(4.5)	(4.2)
Amortization of prior service cost	0.2	—
Amortization of actuarial gain	(2.0)	(1.5)
Subtotal	(3.6)	(2.8)
Regulatory adjustment	1.9	1.1
Net postretirement benefit income	$(1.7)	$(1.7)

Spire Missouri
Service cost – benefits earned during the period	$0.8	$0.9
Interest cost on accumulated postretirement benefit obligation	1.2	1.3
Expected return on plan assets	(3.0)	(2.8)
Amortization of prior service cost	0.2	0.1
Amortization of actuarial gain	(1.7)	(1.3)
Subtotal	(2.5)	(1.8)
Regulatory adjustment	2.4	1.6
Net postretirement benefit income	$(0.1)	$(0.2)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2
Interest cost on accumulated postretirement benefit obligation	0.5	0.5
Expected return on plan assets	(1.4)	(1.3)
Amortization of prior service credit	(0.1)	(0.1)
Subtotal	(0.8)	(0.7)
Regulatory adjustment	(0.5)	(0.5)
Net postretirement benefit income	$(1.3)	$(1.2)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through December 31, 2025 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

10. Segment Information

The Company has three reportable segments: Gas Utility, Gas Marketing, and Midstream. The Gas Utility segment is the aggregation of the operations of the Utilities. The Gas Utility segment consists of our natural gas utilities: Spire Missouri Inc. (“Spire Missouri”) (serving areas of Missouri, including the St. Louis and Kansas City regions), Spire Alabama Inc. (serving central and northern Alabama, including Birmingham and Montgomery), Spire Gulf Inc. (serving southwestern Alabama, including Mobile) and Spire Mississippi Inc. (serving south-central Mississippi, including Hattiesburg). The Gas Marketing segment includes the results of Spire Marketing, a subsidiary engaged in the non-regulated marketing of natural gas and related activities, including utilizing natural gas storage contracts for providing natural gas sales. The Midstream segment includes Spire Storage, Spire STL Pipeline and Spire MoGas Pipeline, which are subsidiaries engaged in the storage and transportation of natural gas. All other components of the Company’s consolidated information include Spire’s subsidiaries engaged in risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

Financial data related to gross receipt taxes and capital expenditures are as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Gross Receipt Taxes	21.7	19.5
Capital Expenditures	148.0	178.3

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

Financial data related to gross receipt taxes and capital expenditures are as follows:

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Gross Receipt Taxes	6.8	5.7
Capital Expenditures	41.3	34.5

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

The following tables present information about Spire’s segment revenue, segment expenses, and Adjusted Earnings.

Three Months Ended December 31, 2025	Gas Utility	Gas Marketing	Midstream	Total Reportable Segments	Other(b)	Intersegment Eliminations	Consolidated
Revenues from external customers	$693.3	$41.1	$26.8	$761.2	$1.0	$—	$762.2
Intersegment revenues	-	-	12.2	12.2	-	(12.2)	-
Total Operating Revenues	693.3	41.1	39.0	773.4	1.0	(12.2)	762.2
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	313.1	40.9	0.8	354.8	—	(12.2)	342.6
Operation and maintenance expense	119.7	4.0	9.8	133.5	6.4	—	139.9
Depreciation and amortization expense	74.8	0.1	6.3	81.2	0.2	—	81.4
Interest expense	36.8	—	4.9	41.7	18.7	—	60.4
Income tax expense (benefit)	24.1	(0.8)	3.9	27.2	(3.8)	—	23.4
Other segment items (a)	20.9	(7.6)	0.6	13.9	(7.8)	—	6.1
Adjusted earnings (loss) [Non-GAAP]	$103.9	$4.5	$12.7	$121.1	$(12.7)	$—	$108.4
Capital expenditures	197.1	—	6.1	203.2	(0.4)	—	202.8

Three Months Ended December 31, 2024	Gas Utility	Gas Marketing	Midstream	Total Reportable Segments	Other(b)	Intersegment Eliminations	Consolidated
Revenues from external customers	$613.5	$33.0	$22.2	$668.7	$0.4	$—	$669.1
Intersegment revenues	-	-	11.3	11.3	-	(11.3)	-
Total Operating Revenues	613.5	33.0	33.5	680.0	0.4	(11.3)	669.1
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	281.3	26.1	0.7	308.1	—	(11.3)	296.8
Operation and maintenance expense	115.0	4.0	11.0	130.0	(0.7)	—	129.3
Depreciation and amortization expense	68.1	0.4	3.7	72.2	0.1	—	72.3
Interest expense	35.1	—	1.2	36.3	11.7	—	48.0
Income tax expense (benefit)	16.1	0.8	3.8	20.7	(0.6)	—	20.1
Other segment items (a)	20.1	(0.5)	1.1	20.7	0.8	—	21.5
Adjusted earnings (loss) [Non-GAAP]	$77.8	$2.2	$12.0	$92.0	$(10.9)	$—	$81.1
Capital expenditures	217.9	0.1	42.7	260.7	(0.1)	—	260.6

(a) Other segment items for each reportable segment include fair value and timing adjustments, acquisition and restructuring activities, taxes other than income and gross receipt taxes, and miscellaneous income and deductions.

(b) All other components of the Company's consolidated information include Spire's subsidiaries engaged in risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

The following table reconciles the Company’s adjusted earnings to net income.

Reconciliation of Consolidated Net Income to Consolidated Adjusted Earnings	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Net Income	$95.0	$81.3
Adjustments, pre-tax:
Fair value and timing adjustments	9.2	(0.3)
Acquisition activities	8.5	—
Income tax adjustments	(4.3)	0.1
Adjusted Earnings	$108.4	$81.1

11. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at December 31, 2025, are estimated at $1,738.5, $1,449.7, and $475.4 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on sustainability and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.0 of capital to the partnerships as and when requested by the respective general partners. As of December 31, 2025, the total remaining unfunded commitment was $15.2.

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

In the natural gas industry, many gas distribution companies have incurred environmental liabilities associated with sites they or their predecessor companies formerly owned or operated where manufactured gas operations took place. The Utilities each have former manufactured gas plant (“MGP”) operations in their respective service territories, some of which are discussed under the Spire Missouri and Spire Alabama headings below. To the extent costs are incurred associated with environmental remediation activities, the Utilities would request authority from their respective regulators to defer such costs (less any amounts received from insurance proceeds or as contributions from other potentially responsible parties (“PRPs”)) and collect them through future rates.

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

Spire Missouri

Spire Missouri has identified three former MGP sites in the city of St. Louis, Missouri (the “City”) where costs have been incurred and claims have been asserted. Spire Missouri has enrolled two of the sites in the Missouri Department of Natural Resources (“MoDNR”) Brownfields/Voluntary Cleanup Program (“BVCP”). The third site is the result of an assertion by the United States Environmental Protection Agency (“EPA”).

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

In May 2023, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the second site, Station A, and developing the same for industrial purposes. Consequently, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. The site developer, Spire Missouri and the PRPs collectively designed a site investigation plan which was submitted to the MoDNR and approved by the agency on August 27, 2024. A lead environmental engineering firm is now managing the ongoing site investigation process and has prepared a report on its findings which is being reviewed by the PRPs and the landowners for its eventual submission to the MoDNR.

Additionally, in correspondence dated November 30, 2016, Region 7 of the EPA has asserted that Spire Missouri is liable under Section 107(a) of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) for alleged coal gas waste contamination at a third site, Station B. Spire Missouri and the site owner notified the EPA that information and data provided by the EPA to date does not rise to the level of documenting a threat to the public health or environment. As such, in March 2017 Spire Missouri requested more information from the EPA. Spire Missouri never received a response from the EPA.

Spire Missouri has notified its insurers that it seeks reimbursement for costs incurred in the past and future potential liabilities associated with these MGP sites. While some of the insurers have denied coverage and reserved their rights, Spire Missouri retains the right to seek potential reimbursements from them.

On March 10, 2015, Spire Missouri received a Section 104(e) information request under CERCLA from EPA Region 7 regarding the former Thompson Chemical/Superior Solvents site in the City. In turn, Spire Missouri issued a Freedom of Information Act (“FOIA”) request to the EPA on April 3, 2015, to identify the basis of the inquiry. The FOIA response from the EPA was received on July 15, 2015, and a response was provided to the EPA on August 15, 2015. Spire Missouri has received no further inquiry from the EPA regarding this matter.

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

12. ACQUISITIONS AND DIVESTITURES

Divestiture

On January 1, 2026, after the close of the reporting period, the Company completed the sale of a non‑core equity interest that was outside its reportable segments. The investment had previously been accounted for under the equity method and carried an immaterial value. The Company received approximately $30.0 in cash proceeds from the sale and expect to recognize a pre-tax gain in its second quarter of fiscal 2026.

Pending Acquisition

On July 27, 2025, Spire entered into an agreement with Piedmont Natural Gas, a wholly-owned subsidiary of Duke Energy, to acquire its Tennessee natural gas business (“Piedmont Tennessee Transaction”). The purchase price is $2.48 billion in cash, subject to customary adjustments, including adjustments for net working capital, regulatory assets and liabilities, and capital expenditures at closing.

Spire expects to fund the purchase price and related transaction and financing costs with:

•
$900.0 aggregate principal amount of its 6.250% Series A and 6.450% Series B junior subordinated notes due 2056, issued on November 24, 2025;
•
$825.0 aggregate principal amount of senior unsecured notes to be issued by Spire Tennessee upon closing of the Piedmont Tennessee Transaction through private placements pursuant to a master note purchase agreement dated December 17, 2025; and
•
a draw of approximately $725.0 under a bridge facility upon the closing of the Piedmont Tennessee Transaction.

The Company entered into a committed senior unsecured bridge facility on August 22, 2025, provided by a syndicate of banks led by BMO Capital Markets. At December 31, 2025, the facility provided up to $725.0 of committed capacity, consisting of $125.0 bridge term loan and $600.0 delayed draw term loan. The loan bears interest at Adjusted Term SOFR plus 1.375% or Base Rate Plus 0.375% and matures 364 days after funding. As of December 31, 2025, the facility remains undrawn. While these issuances and the initial bridge draw will fund the acquisition at closing, the Company expects to subsequently refinance the bridge borrowings and optimize its capital structure through a balanced mix of debt, equity, and hybrid securities.

In connection with the financing plan, Spire is considering selling certain non-core assets to help fund the acquisition. Any sales would be subject to board approval and customary closing conditions, including regulatory approval.

The Company expects the acquisition to significantly increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S., expand regulatory diversity and provide accretive earnings and supports dividend growth. Upon closing, Piedmont’s Tennessee business will operate as Spire Tennessee.

The Piedmont Tennessee Transaction is expected to close in the first quarter of calendar 2026, subject to customary closing conditions, including approval by the Tennessee Public Utility Commission (“TPUC”). On October 31, 2025, FERC approved the transfer of gas supply contracts to Spire. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired without objection, satisfying one of the key regulatory requirements for the transaction.

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

On October 8, 2025, FERC approved the merger of Spire STL Pipeline into Spire MoGas Pipeline, which the Company made effective January 1, 2026 by consolidating operations under a single Spire MoGas Pipeline certificate and FERC tariff while maintaining existing rates and service continuity.

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

PENDING ACQUISITION

On July 27, 2025, Spire entered into an agreement with Piedmont Natural Gas, a wholly-owned Subsidiary of Duke Energy, to acquire its Tennessee natural gas business that serves more than 200,000 customers in the Nashville area (the “Piedmont Tennessee Transaction”). The strategic rationale for the Company is described below:

•
We expect the Piedmont Tennessee Transaction to allow Spire to significantly expand its regulated utility footprint in high-quality jurisdictions and significantly increase the scale of its regulated business while delivering on Spire’s commitment to growth and creating long-term shareholder value.
•
We expect the Piedmont Tennessee Transaction to provide robust growth driven by customer additions and system integrity and reliability investments, aligned with Spire’s investment strategy. These long-term investments are expected to be supported by Tennessee’s constructive regulatory environment support of natural gas.
•
We expect the Piedmont Tennessee Transaction to support Spire’s long-term adjusted earnings per share growth expectations and provide meaningful investment opportunities. The acquisition is expected to generate incremental cash flow to support investment in the business, shareholder returns and dividend growth.

The stated purchase price of the Transaction is $2.48 billion subject to adjustment, including adjustments based on net working capital, regulatory assets and liabilities and capital expenditures at closing.

Spire expects to fund the purchase price and related transaction and financing costs with:

•
$900.0 aggregate principal amount of its 6.250% Series A and 6.450% Series B junior subordinated notes due 2056, issued on November 24, 2025;
•
$825.0 aggregate principal amount of senior unsecured notes to be issued by Spire Tennessee upon closing of the Piedmont Tennessee Transaction through private placements pursuant to a master note purchase agreement dated December 17, 2025; and
•
a draw of approximately $725.0 under a bridge facility upon the closing of the Piedmont Tennessee Transaction.

The Company entered into a committed senior unsecured bridge facility on August 22, 2025 provided by a syndicate of banks led by BMO Capital Markets. At December 31, 2025, the facility provided up to $725.0 of committed capacity, consisting of $125.0 bridge term loan and $600.0 delayed draw term loan. The loan bears interest at Adjusted Term SOFR plus 1.375% or Base Rate Plus 0.375% and matures 364 days after funding. As of December 31, 2025, the facility remains undrawn. While these issuances and the initial bridge draw will fund the acquisition at closing, the Company expects to subsequently refinance the bridge borrowings and optimize its capital structure through a balanced mix of debt, equity, and hybrid securities.

In connection with the financing plan, Spire is considering selling certain non-core assets to help fund the acquisition. Any sales would be subject to board approval and customary closing conditions, including regulatory approval.

The Piedmont Tennessee Transaction is expected to close in the first quarter of calendar 2026, subject to customary closing conditions, including approval by the TPUC. On October 31, 2025, FERC approved the transfer of gas supply contracts to Spire. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired without objection, satisfying one of the key regulatory requirements for the transaction.

Divestiture

On January 1, 2026, after the close of the reporting period, the Company completed the sale of a non‑core equity interest that was outside its reportable segments. The investment had previously been accounted for under the equity method and carried an immaterial value. The Company received approximately $30.0 in cash proceeds from the sale and expect to recognize a pre-tax gain in its second quarter of fiscal 2026.

EARNINGS – THREE MONTHS ENDED December 31, 2025

This section contains discussion and analysis of the results for the three months ended December 31, 2025 compared to the results for the three months ended December 31, 2024, in total and by registrant and segment.

Spire

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility	Gas Marketing	Midstream	Other	Total	Per Diluted Common Share**
Three Months Ended December 31, 2025
Net Income (Loss) [GAAP]	$103.9	$(2.4)	$12.7	$(19.2)	$95.0	$1.54
Adjustments, pre-tax:
Fair value and timing adjustments	—	9.2	—	—	9.2	0.16
Acquisition activities	—	—	—	8.5	8.5	0.14
Income tax adjustments*	—	(2.3)	—	(2.0)	(4.3)	(0.07)
Adjusted (Loss) Earnings [Non-GAAP]	$103.9	$4.5	$12.7	$(12.7)	$108.4	$1.77

Three Months Ended December 31, 2024
Net Income (Loss) [GAAP]	$77.8	$2.4	$12.0	$(10.9)	$81.3	$1.34
Adjustments, pre-tax:
Fair value and timing adjustments	—	(0.3)	—	—	(0.3)	(0.01)
Income tax adjustments*	—	0.1	—	—	0.1	0.01
Adjusted (Loss) Earnings [Non-GAAP]	$77.8	$2.2	$12.0	$(10.9)	$81.1	$1.34

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

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility	Gas Marketing	Midstream	Other	Eliminations	Consolidated
Three Months Ended December 31, 2025
Operating Income (Loss) [GAAP]	$161.6	$(3.9)	$21.4	$(5.6)	$—	$173.5
Operation and maintenance expenses	119.7	4.0	9.8	11.0	(4.6)	139.9
Depreciation and amortization	74.8	0.1	6.3	0.2	—	81.4
Taxes, other than income taxes	54.0	—	0.7	—	—	54.7
Less: Gross receipts tax expense	(29.9)	—	—	—	—	(29.9)
Contribution Margin [Non-GAAP]	380.2	0.2	38.2	5.6	(4.6)	419.6
Natural gas costs	283.2	40.9	0.8	—	(12.2)	312.7
Gross receipts tax expense	29.9	—	—	—	—	29.9
Operating Revenues	$693.3	$41.1	$39.0	$5.6	$(16.8)	$762.2

Three Months Ended December 31, 2024
Operating Income [GAAP]	$127.8	$2.7	$17.3	$1.0	$—	$148.8
Operation and maintenance expenses	115.0	4.0	11.0	3.6	(4.3)	129.3
Depreciation and amortization	68.1	0.4	3.7	0.1	—	72.3
Taxes, other than income taxes	48.0	(0.1)	0.8	—	—	48.7
Less: Gross receipts tax expense	(26.7)	(0.1)	—	—	—	(26.8)
Contribution Margin [Non-GAAP]	332.2	6.9	32.8	4.7	(4.3)	372.3
Natural gas costs	254.6	26.0	0.7	—	(11.3)	270.0
Gross receipts tax expense	26.7	0.1	—	—	—	26.8
Operating Revenues	$613.5	$33.0	$33.5	$4.7	$(15.6)	$669.1

Select variances for the quarter ended December 31, 2025 compared to the quarter ended December 31, 2024 are summarized in the following table and discussed below.

	Gas	Gas		Other, Net of
Variances: Fiscal 2026 Versus Fiscal 2025	Utility	Marketing	Midstream	Eliminations	Consolidated
Net Income (Loss)	$26.1	$(4.8)	$0.7	$(8.3)	$13.7
Adjusted Earnings (Loss) [Non-GAAP]	26.1	2.3	0.7	(1.8)	27.3
Operating Revenues	79.8	8.1	5.5	(0.3)	93.1
Contribution Margin [Non-GAAP]	48.0	(6.7)	5.4	0.6	47.3
Operation and Maintenance Expenses	4.7	—	(1.2)	7.1	10.6
Interest Expense					12.4
Other Income					4.7
Income Tax					3.3

The increase in interest expense reflects higher average levels of long-term debt in the current year, which includes the financing activity undertaken in preparation for the pending Piedmont Tennessee Transaction. Financing costs related to the acquisition activity totaled approximately $3.8 in the current quarter. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt. Weighted-average short-term interest rates were 4.1% in the current-year quarter versus 4.6% in the prior-year quarter.

Other income increased $4.7 versus the prior-year quarter. Of the reported variance, $2.6 was attributable to the Postretirement Non-Service Costs Transfer (“NSC Transfer”), which has no impact on net income. The driver of the remaining $2.1 variance was favorable investment activity with non-qualified benefit trusts and interest income.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

Gas Utility

For the quarter ended December 31, 2025, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $26.1, respectively. The quarterly change was driven by the improved performance of Spire Missouri and Spire Alabama totaling $23.8 and $3.9, respectively, partially offset by a $1.6 decrease at Spire EnergySouth.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri Rate Case Implementation	$46.4
Spire Alabama – Volumetric usage	11.0
Spire Missouri and Spire Alabama – Off-system sales and capacity release	8.4
Spire Missouri and Spire Alabama – Higher PGA/GSA collections (gas cost recovery)	7.3
Spire Alabama – Annual RSE update, net	5.0
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	2.2
Spire Missouri – Volumetric usage net of weather mitigation	(3.1)
All other factors (net)	2.6
Total Variation	$79.8

The primary driver of the current year increase in revenue was the $46.4 impact of the October 2025 Missouri rate case implementation and the $11.0 usage increase in Spire Alabama. Current year revenue also benefited from higher off system sales, higher gas cost recoveries, ISRS billings and Spire Alabama’s annual RSE update. $4.3 of the RSE benefit was the result of the prior year being burdened with a $4.3 customer refund provision.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri Rate Case Implementation	$46.4
Spire Alabama – Annual RSE update, net	4.9
Spire Missouri – Infrastructure System Replacement Surcharge (ISRS)	2.2
Spire Missouri and Spire Alabama – Off-system sales and capacity release	1.4
Spire Missouri and Spire Alabama– Volumetric margin net of weather mitigation	(4.8)
All other factors (net)	(2.1)
Total Variation	$48.0

Contribution margin increased $48.0 versus the prior-year quarter. Contribution margin benefited from the $46.4 impact of the October 2025 Missouri rate case implementation, $2.2 Spire Missouri ISRS growth, and $4.9 from Spire Alabama’s annual RSE update. As previously disclosed, $4.1 of the RSE variance was the result of the prior year being burdened with a $4.1 customer refund provision. These favorable impacts more than offset the $4.8 negative volumetric margin net of weather mitigation at Spire Missouri and Spire Alabama.

Reported operation and maintenance (“O&M”) expenses for the three months ended December 31, 2025 were $4.7 higher than the prior-year quarter. Excluding the impact of the NSC Transfer, O&M expenses were $2.3 higher than the prior-year quarter, as higher expense levels for non-payroll operations and bad debt expense were only partly offset by lower post-retirement benefit costs and administrative expenses.

Taxes, other than income taxes, increased $6.0, due to $3.2 higher gross receipts taxes resulting from higher revenues, combined with higher property and real estate tax expense.

Depreciation and amortization expenses for the quarter ended December 31, 2025 were $6.7 higher than the same period in the prior year primarily driven by rate changes at Spire Missouri combined with continued infrastructure capital expenditures across all the Utilities.

Interest expense increased $1.7. While both Spire Missouri and Spire Alabama benefited from lower average short-term interest rates in the current year, the impact at Spire Missouri was more than offset by the impact of higher average levels of long-term debt in the current year.

Gas Marketing

Including $7.1 (after-tax) unfavorable mark-to-market activity, net income decreased $4.8. The $2.3 quarter-over-quarter increase in adjusted earnings primarily reflects incremental realized business portfolio optimization activities in the current year.

Contribution margin decreased $6.7 versus the prior-year quarter, reflecting the $9.5 (pre-tax) unfavorable mark-to-market activity. Excluding this impact, contribution margin increased $2.8, reflecting the favorable drivers noted above. O&M expenses were flat with prior-year levels.

Midstream

Net income and adjusted earnings for the Company’s Midstream segment for the quarter ended December 31, 2025 versus the prior-year quarter increased $0.7, respectively. The increase was driven by higher Spire Storage earnings, reflecting additional storage capacity.

Revenues in the current quarter increased $5.5 versus the prior-year quarter, reflecting the higher activity with storage. O&M expenses were down $1.2 quarter-over-quarter, due primarily to storage expansion ramp-up costs in the prior year that did not repeat.

Other

The Company’s other activities generated a $19.2 loss in the three months ended December 31, 2025, $8.3 higher than the prior year period. The major contributor to this variance was $8.5 pre-tax ($6.5 after-tax) of current year costs associated with the pending Piedmont Tennessee acquisition. Higher corporate expenses and interest expense in the current year were the other contributors to the higher current year loss.

Spire Missouri

	Three Months Ended December 31,
	2025	2024
Operating Income [GAAP]	$118.0	$85.4
Operation and maintenance expenses	79.7	76.2
Depreciation and amortization	52.8	45.7
Taxes, other than income taxes	41.8	36.6
Less: Gross receipts tax expense	(21.7)	(19.5)
Contribution Margin [Non-GAAP]	270.6	224.4
Natural gas costs	224.1	213.6
Gross receipts tax expense	21.7	19.5
Operating Revenues	$516.4	$457.5
Net Income	$77.2	$53.4

Operating revenues for the quarter ended December 31, 2025 were $58.9 higher than the comparable prior-year period. The increase was primarily the result of four drivers: $46.4 due to implementation of the most recent rate case, higher off-system sales of $7.6, incremental ISRS revenues totaling $2.2, and higher gas cost recoveries of $3.7. These favorable impacts were only partly offset by a negative volume impact (net of weather mitigation) of $3.1.

Contribution margin for the three months ended December 31, 2025 increased $46.2 from the same period in the prior year, primarily due to the $46.4 increase relating to implementation of the most recent rate case, combined with $2.2 incremental ISRS billings, which more than offset the unfavorable $3.1 weather-mitigated margin impact.

Degree days in Spire Missouri’s service areas during the three months ended December 31, 2025 were 9.3% warmer than normal, but 10.6% colder than the comparable prior year period. Spire Missouri’s total system volume sold and transported were 472.2 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 450.6 million CCF for the same period in the prior year. Total off-system volume sold and transported were 29.7 million CCF for the current-year quarter, compared with 21.9 million CCF a year ago.

O&M expenses for the current-year quarter increased $3.5 versus the prior-year quarter. Excluding the NSC Transfer impact, the increase was $2.7. This increase reflects higher expense levels for non-payroll operations and insurance expense that were only partly offset by lower post-retirement benefit costs and administrative expenses.

Depreciation and amortization expenses increased $7.1 versus the prior-year quarter due to higher rates approved in the recent rate case, in addition to ongoing capital investments. Taxes, other than income taxes increased $5.2, driven by higher pass-through gross receipts taxes combined with higher property taxes.

Interest expense increased $2.1, reflecting higher average levels of long-term debt in the current year. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt.

Resulting net income for the quarter ended December 31, 2025 increased $23.8 versus the prior-year quarter.

Spire Alabama

	Three Months Ended December 31,
	2025	2024
Operating Income [GAAP]	$33.0	$29.4
Operation and maintenance expenses	32.4	31.9
Depreciation and amortization	17.4	17.8
Taxes, other than income taxes	9.6	8.6
Less: Gross receipts tax expense	(6.8)	(5.7)
Contribution Margin [Non-GAAP]	85.6	82.0
Natural gas costs	49.3	32.7
Gross receipts tax expense	6.8	5.7
Operating Revenues	$141.7	$120.4
Net Income	$19.6	$15.7

Operating revenues for the three months ended December 31, 2025 increased $21.3 from the same period in the prior year. The increase in operating revenue was attributable to favorable volume impacts of $11.o, annual net RSE update of $5.0, and a $3.6 increase in current year gas cost recoveries. $4.3 of the RSE benefit was the result of the prior year being burdened with a $4.3 customer refund provision.

Contribution margin was $3.6 higher versus the prior-year quarter, driven primarily by a favorable $4.9 annual RSE rate update. The prior year RSE customer refund provision discussed above represented $4.1 of this increase. These rate impacts were only partly offset by a $1.7 decline relating to volumetric margin net of weather mitigation.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended December 31, 2025, were 9.7% colder than normal, and 49.0% colder than a year ago. Spire Alabama’s total system volume sold and transported were 243.3 million CCF for the three months ended December 31, 2025, compared with 259.8 million CCF for the same period in the prior year. Total off-system volume sold and transported were 15.5 million CCF for the current-year quarter, compared with 16.7 million CCF off-system volume sold and transported in last year’s first quarter.

Reported O&M expenses for the three months ended December 31, 2025 increased $0.5 versus the prior-year quarter. After excluding the impact of the NSC Transfer, O&M expenses in the current year quarter were $0.8 lower than the corresponding prior year period. Higher bad debt expense was more than offset by lower post-retirement benefit costs and lower administrative expenses.

Interest expense for the current-year quarter decreased $0.3 versus the prior-year quarter, primarily the result of lower long-term debt levels combined with lower short-term interest rates, which more than offset higher current year average short-term borrowings.

For the quarter ended December 31, 2025, resulting net income increased $3.9 versus the prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Three Months Ended December 31,
Cash Flow Summary	2025	2024
Net cash provided by operating activities	$81.0	$81.1
Net cash used in investing activities	(201.3)	(260.1)
Net cash provided by financing activities	119.0	186.0

For the three months ended December 31, 2025, net cash from operating activities decreased $0.1 from the corresponding period of fiscal 2024. The key drivers of the favorable change are regulatory timing and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

For the three months ended December 31, 2025, net cash used in investing activities was $58.8 less than the same period in the prior year. Total capital expenditures were $57.8 lower than last year, with a $20.8 spending decrease in the Utilities, and a $36.6 spending decrease for Midstream.

Lastly, for the three months ended December 31, 2025, net cash provided by financing activities decreased $67.0 compared with the three months ended December 31, 2024. The decrease was driven primarily by $1,116.0 reduction in net short‑term debt, partially offset by $1,100.0 in incremental long‑term debt issuances discussed below in the Source of Funds section. Financing cash flows were also impacted by a $32.5 decrease in stock issuances and a $12.7 increase in financing costs relative to the three months ended December 31, 2024.

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

Spire’s material cash requirements as of December 31, 2025, are related to pending Piedmont Tennessee Transaction, capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. The pending acquisition will require financing of $2.48 billion, expected to be funded through a balanced mix of debt, equity and hybrid securities. In connection with the financing plan, Spire is considering selling certain non-core assets, to help fund the acquisition. The sale is subject to board approval. For information about these resources, see Note 6, Financing. Excluding the pending acquisition, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Total Company capital expenditures are planned to be $809 for fiscal 2026.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of December 31, 2025.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire’s $1,500.0 revolving credit facility. For information about these resources, see Note 6, Financing, of the Notes to Financial Statements in Item 1 and “Interest Rate Risk” under “Market Risk” below.

In addition to the commercial paper program and revolving credit facility, the Company has access to a fully committed bridge facility in connection with the pending Piedmont Tennessee Transaction. The facility provides up to $2.48 billion in short-term financing. At December 31, 2025, the facility provided up to $725.0 of committed capacity, consisting of $125.0 bridge term loan and $600.0 delayed draw term loan. The loan bears interest at Adjusted Term SOFR plus 1.375% or Base Rate Plus 0.375% and matures 364 days after funding. As of December 31, 2025, the facility remains undrawn. For information about these resources, see Note 12, Acquisitions and Divestitures

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 41% equity at December 31, 2025 and 47% equity at September 30, 2025, respectively. At December 31, 2025, Spire had outstanding principal of long-term debt totaling $4,971.5, of which $2,168.0 was issued by Spire Missouri, $715.0 was issued by Spire Alabama, and $2,088.5 was issued by Spire and other subsidiaries.

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

On November 24, 2025, Spire issued $900.0 of junior subordinated notes, consisting of two $450.0 series maturing in 2056. The Series A notes bear interest at 6.250% until June 1, 2031, and the Series B notes bear interest at 6.450% until June 1, 2036, after which rates reset every five years based on the five-year U.S. Treasury rate plus a stated spread, subject to minimum rates. Interest is payable semiannually beginning June 1, 2026. Spire may defer interest payments for up to 10 consecutive years, subject to restrictions on dividends and certain junior debt payments during any deferral period. The notes are redeemable at par under specified conditions and rank junior to Spire’s senior debt. Net proceeds, together with other financing sources, are expected to fund the acquisition of Piedmont Natural Gas’s Tennessee operations. For more information about the junior subordinated notes, see Note 6, Financing.

On December 17, 2025, Spire Tennessee entered into a Master Note Purchase Agreement to issue $825.0 of senior unsecured notes in a private placement. The notes will be issued in multiple tranches with maturities from 2029 to 2038 and fixed interest rates ranging from 4.59% to 5.44%. Closing is contingent upon completion of the Piedmont Tennessee Transaction and is expected by June 30, 2026. Proceeds will fund the acquisition. The agreement includes customary covenants, including a Consolidated Capitalization Ratio not exceeding 70%, and provides for optional and mandatory prepayment under specified conditions. For more information about the senior unsecured notes, see Note 6, Financing.

On January 12, 2026, Spire issued $200.0 of 6.375% junior subordinated notes due 2086. Interest is payable semiannually, and the notes rank junior to all existing and future senior indebtedness. Net proceeds, together with other funds, are expected to be used to redeem all outstanding shares of Spire’s 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock (aggregate $250.0 liquidation preference) or for other general corporate purposes. For more information about the junior subordinated notes, see Note 6, Financing.

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Consolidated Statements of Shareholders’ Equity. In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of December 31, 2025, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $123.6 through January 2027.

For more information about the issuance of common stock under Spire’s ATM equity distribution agreement, see Note 4, Shareholders’ Equity, of the Notes to Financial Statements in Item 1.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the three months ended December 31, 2025.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of December 31, 2025, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At December 31, 2025, the following swaps were outstanding:

Fiscal Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2026 Mark-to- Market Gain (Loss)	Net Asset
Q3 2023	10	$25.0	3.0180%	$0.3	$1.9
Q1 2024	10	25.0	3.4000%	0.3	1.0
Q1 2024	10	25.0	3.5350%	0.3	0.9
Q1 2024	10	25.0	3.4500%	0.3	1.1
Q1 2024	10	25.0	3.5250%	0.3	0.9
Q4 2024	10	25.0	3.5410%	0.3	0.7
Q4 2024	10	25.0	3.5520%	0.3	0.7
Q4 2024	10	25.0	3.4260%	0.3	1.1
Q4 2024	10	25.0	3.5770%	0.2	0.8
Q4 2024	10	25.0	3.4500%	0.3	1.0
Q4 2024	10	25.0	3.3500%	0.3	1.2
Q1 2025	1.5	125.0	3.5670%	(0.2)	—
Q1 2025	1.5	225.0	3.5670%	(0.3)	0.1
Q3 2025	10	25.0	3.5795%	0.3	0.6
Q3 2025	10	25.0	3.6105%	0.3	0.6
Q3 2025	10	25.0	3.6570%	0.3	0.6
Q3 2025	10	25.0	3.7630%	0.3	0.8
		$725.0		$3.9	$14.0

The two interest rate swaps entered into during the first quarter of fiscal 2025 are hedging $350.0 of the Company's short-term commercial paper program. As of December 31, 2025, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $14.0 on open swap contracts.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 1, 2025 - October 31, 2025	—	$—	—	—
November 1, 2025 November 30, 2025	21,105	86.16	—	—
December1, 2025 - December 31, 2025	892	86.79	—	—
Total	21,997	86.19	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of December 31, 2025, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended December 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
10.1	Bond Purchase Agreement, dated as of October 23, 2025, by and among Spire Missouri and certain institutional purchasers.
10.2	Underwriting Agreement, dated as of November 18, 2025, between Spire and several underwriters listed therein; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 24, 2025.
10.3

Master Note Purchase Agreement, dated as of December 17, 2025, among Spire Tennessee Inc. and the Purchasers listed therein; filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 17, 2025.

10.4

First Amendment to Second Amended and Restated Loan Agreement, dated December 18, 2025, among Spire Inc., Spire Missouri Inc., Spire Alabama Inc., Spire Tennessee Inc., Wells Fargo Bank, National Association, as administrative .agent, and the lenders party thereto as Banks; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 18, 2025.

10.5	Underwriting Agreement, dated as of January 5, 2026, between Spire and several underwriters listed therein; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 12, 2026.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended December 31, 2025, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	February 3, 2026	By:	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	February 3, 2026	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	February 3, 2026	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)