Form 10-Q
period 2026-03-31
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2026-05-06
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of April 29, 2026, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	59,116,792
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,822
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

GLOSSARY OF KEY TERMS AND ABBREVIATIONS

APSC	Alabama Public Service Commission	PGA	Purchased Gas Adjustment

ASC	Accounting Standards Codification	RSE	Rate Stabilization and Equalization

Company	Spire and its subsidiaries unless the context suggests otherwise	SEC	U.S. Securities and Exchange Commission

Degree days	The average of a day’s high and low temperature below 65, subtracted from 65, multiplied by the number of days impacted	Spire	Spire Inc.

FASB	Financial Accounting Standards Board	Spire Alabama	Spire Alabama Inc.

FERC	Federal Energy Regulatory Commission	Spire EnergySouth	Spire EnergySouth Inc., the parent of Spire Gulf and Spire Mississippi

GAAP	Accounting principles generally accepted in the United States of America	Spire Gulf	Spire Gulf Inc.

Gas Marketing	Segment including Spire Marketing, which provides natural gas marketing services	Spire Marketing	Spire Marketing Inc.

Gas Utility	Segment including the operations of the Utilities	Spire Mississippi	Spire Mississippi Inc.

GSA	Gas Supply Adjustment	Spire Missouri	Spire Missouri Inc.

ISRS	Infrastructure System Replacement Surcharge	Spire Tennessee	Spire Tennessee Inc.

Midstream	Segment including Spire Storage, and Spire MoGas Pipeline	Spire MoGas Pipeline or MoGas	Spire MoGas Pipeline LLC, a 263-mile FERC-regulated natural gas pipeline, the former 65-mile Spire STL Pipeline serving eastern Missouri, and a connected 75-mile gas distribution system in Missouri.

MoPSC	Missouri Public Service Commission	Spire Storage	The physical natural gas storage operations of Spire Storage West LLC and Spire Storage Salt Plains LLC

MSPSC	Mississippi Public Service Commission	U.S.	United States

TPUC	Tennessee Public Utility Commission

O&M	Operation and maintenance	Utilities	Spire Missouri, Spire Alabama, Spire Tennessee and the subsidiaries of Spire EnergySouth

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues	$1,020.0	$976.4	$1,718.7	$1,594.4
Operating Expenses:
Natural gas	395.3	422.7	669.1	668.0
Operation and maintenance	153.6	127.5	284.2	245.7
Depreciation and amortization	84.5	72.4	162.2	143.3
Taxes, other than income taxes	83.1	75.9	137.8	124.6
Total Operating Expenses	716.5	698.5	1,253.3	1,181.6
Operating Income	303.5	277.9	465.4	412.8
Interest Expense, Net	(62.6)	(45.3)	(120.6)	(91.5)
Other Income, Net	4.4	3.0	9.7	3.6
Goodwill Impairment	(3.9)	—	(3.9)	—
Gain on Sale of Subsidiary	28.9	—	28.9	—
Income From Continuing Operations Before Income Taxes	270.3	235.6	379.5	324.9
Income Tax Expense	52.7	46.3	74.1	63.5
Net Income From Continuing Operations	217.6	189.3	305.4	261.4
Net Income From Discontinued Operations, net of tax	64.6	20.0	71.8	29.2
Net Income	282.2	209.3	377.2	290.6
Provision for preferred dividends	1.5	3.7	5.2	7.4
Income allocated to participating securities	0.4	0.3	0.5	0.4
Preferred Share Redemption Cost*	8.0	—	8.0	—
Net Income Available to Common Shareholders	$272.3	$205.3	$363.5	$282.8

Weighted Average Number of Common Shares Outstanding:
Basic	59.0	58.3	59.0	58.0
Diluted	59.2	58.5	59.2	58.2
Basic Earnings Per Common Share - Continuing Operations Available to Common Shareholders	$3.52	$3.18	$4.95	$4.37
Diluted Earnings Per Common Share -Continuing Operations Available to Common Shareholders	$3.51	$3.17	$4.93	$4.36

Basic Earnings Per Common Share - Discontinued Operations	$1.09	$0.34	$1.21	$0.51
Diluted Earnings Per Common Share -Discontinued Operations	$1.09	$0.34	$1.21	$0.50

Basic Earnings Per Common Share Available to Common Shareholders	$4.61	$3.52	$6.16	$4.88
Diluted Earnings Per Common Share Available to Common Shareholders	$4.60	$3.51	$6.14	$4.86

* On January 29, 2026, the Company announced the full redemption of its 5.90% Series A Preferred Stock, including related depositary shares, effective February 13, 2026. Holders received $25.00 per depositary share plus $0.36056 in accrued dividends, after which the shares ceased accruing dividends and were de-listed.

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2026	2025	2026	2025
Net Income	$282.2	$209.3	$377.2	$290.6
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging (loss) gain arising during the period	(0.3)	(5.4)	4.2	12.2
Amounts reclassified into net income	(0.7)	(0.7)	(1.8)	(2.4)
Net (loss) gain on cash flow hedging derivative instruments	(1.0)	(6.1)	2.4	9.8
Net gain on defined benefit pension and other postretirement plans	0.1	0.5	0.1	0.6
Other Comprehensive (Loss) Income, Before Tax	(0.9)	(5.6)	2.5	10.4
Income Tax Benefit Related to Items of Other Comprehensive Income	(3.3)	(3.9)	(2.6)	(0.2)
Other Comprehensive Income (Loss), Net of Tax	2.4	(1.7)	5.1	10.6
Comprehensive Income	$284.6	$207.6	$382.3	$301.2

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2026	2025	2025
ASSETS
Utility Plant	$11,818.1	$9,330.4	$9,077.2
Less: Accumulated depreciation and amortization	3,058.0	2,577.4	2,575.1
Net Utility Plant	8,760.1	6,753.0	6,502.1
Non-utility Property (net of accumulated depreciation and amortization of $118.6, $106.6 and $94.6 at March 31, 2026, September 30, 2025, and March 31, 2025, respectively)	557.1	568.1	573.8
Other Investments	127.3	126.6	116.6
Total Other Property and Investments	684.4	694.7	690.4
Current Assets:
Cash and cash equivalents	49.5	5.7	15.2
Accounts receivable:
Utility	400.5	191.9	373.4
Other	48.9	47.2	55.1
Allowance for credit losses	(33.7)	(28.8)	(36.8)
Delayed customer billings	51.1	13.6	37.4
Inventories:
Natural gas	126.6	192.8	110.5
Propane gas	8.6	8.6	8.6
Materials and supplies	46.9	47.0	45.9
Regulatory assets	78.7	78.3	42.3
Prepayments	30.8	46.1	36.5
Other	55.2	22.8	19.0
Assets held for sale	725.3	182.7	200.9
Total Current Assets	1,588.4	807.9	908.0
Deferred Charges and Other Assets:
Goodwill	1,891.4	1,171.6	1,171.6
Regulatory assets	1,394.1	1,323.5	1,287.2
Other	351.8	378.7	348.2
Assets held for sale	—	445.9	439.2
Total Deferred Charges and Other Assets	3,637.3	3,319.7	3,246.2
Total Assets	$14,670.2	$11,575.3	$11,346.7

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2026	2025	2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2025 and March 31, 2025)	$—	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 59.1 million, 59.0 million, and 59.0 million shares issued and outstanding at March 31, 2026, September 30, 2025, and March 31, 2025, respectively)	59.1	59.0	59.0
Paid-in capital	1,984.2	1,981.4	1,977.4
Retained earnings	1,350.0	1,087.6	1,207.6
Accumulated other comprehensive income	24.5	19.4	22.7
Total Shareholders' Equity	3,417.8	3,389.4	3,508.7
Temporary equity	7.2	6.1	9.3
Long-term debt (less current portion)	5,762.0	3,369.4	3,348.5
Total Capitalization	9,187.0	6,764.9	6,866.5
Current Liabilities:
Current portion of long-term debt	238.1	487.5	392.5
Notes payable	1,955.0	1,317.0	1,015.0
Accounts payable	185.2	156.3	161.0
Advance customer billings	10.7	58.1	16.1
Wages and compensation accrued	38.4	49.2	37.1
Customer deposits	38.4	32.8	32.2
Taxes accrued	84.4	107.5	80.3
Regulatory liabilities	12.6	39.4	51.6
Other	212.6	176.5	147.3
Liabilities associated with assets held for sale	134.7	124.2	179.3
Total Current Liabilities	2,910.1	2,548.5	2,112.4
Deferred Credits and Other Liabilities:
Deferred income taxes	984.9	887.4	890.7
Pension and postretirement benefit costs	48.5	74.7	110.8
Asset retirement obligations	590.6	577.7	586.8
Regulatory liabilities	806.0	578.0	637.0
Other	143.1	136.7	134.6
Liabilities associated with assets held for sale	—	7.4	7.9
Total Deferred Credits and Other Liabilities	2,573.1	2,261.9	2,367.8
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$14,670.2	$11,575.3	$11,346.7

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2026:
Balance at December 31, 2025	59,095,121	$59.1	$242.0	$1,981.8	$1,127.7	$22.1	$3,432.7
Net Income	—	—	—	—	282.2	—	282.2
Dividend reinvestment plan	4,475	—	—	0.2	—	—	0.2
Stock-based compensation costs	—	—	—	2.2	—	—	2.2
Stock activity under stock-based compensation plans	12,096	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(1,875)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	(1.3)	—	(1.3)
Redemption of preferred shares	—	—	(242.0)	—	—	—	(242.0)
Preferred share redemption cost	—	—	—	—	(8.0)	—	(8.0)
Dividends declared:
Common stock ($0.825 per share)	—	—	—	—	(50.6)	—	(50.6)
Other comprehensive income, net of tax	—	—	—	—	—	2.4	2.4
Balance at March 31, 2026	59,109,817	$59.1	$—	$1,984.2	$1,350.0	$24.5	$3,417.8

Six Months Ended March 31, 2026:
Balance at September 30, 2025	59,025,961	$59.0	$242.0	$1,981.4	$1,087.6	$19.4	$3,389.4
Net income	—	—	—	—	377.2	—	377.2
Dividend reinvestment plan	8,877	—	—	0.5	—	—	0.5
Stock-based compensation costs	—	—	—	4.4	—	—	4.4
Stock activity under stock-based compensation plans	98,851	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(23,872)	—	—	(2.0)	—	—	(2.0)
Temporary equity adjustment to redemption value	—	—	—	—	(3.8)	—	(3.8)
Redemption of preferred shares	—	—	(242.0)	—	—	—	(242.0)
Preferred share redemption cost	—	—	—	—	(8.0)	—	(8.0)
Dividends declared:
Common stock ($1.65 per share)	—	—	—	—	(99.3)	—	(99.3)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	5.1	5.1
Balance at March 31, 2026	59,109,817	$59.1	$—	$1,984.2	$1,350.0	$24.5	$3,417.8

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2025:
Balance at December 31, 2024	58,341,036	$58.3	$242.0	$1,933.7	$1,050.5	$24.4	$3,308.9
Net Income	—	—	—	—	209.3	—	209.3
Common stock issued	663,619	0.7	—	41.7	—	—	42.4
Dividend reinvestment plan	5,459	—	—	0.4	—	—	0.4
Stock-based compensation costs	—	—	—	1.8	—	—	1.8
Stock activity under stock-based compensation plans	6,605	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(2,122)	—	—	(0.2)	—	—	(0.2)
Temporary equity adjustment to redemption value	—	—	—	—	(2.0)	—	(2.0)
Dividends declared:
Common stock ($0.785 per share)	—	—	—	—	(46.5)	—	(46.5)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive loss, net of tax	—	—	—	—	—	(1.7)	(1.7)
Balance at March 31, 2025	59,014,597	$59.0	$242.0	$1,977.4	$1,207.6	$22.7	$3,508.7

Six Months Ended March 31, 2025:
Balance at September 30, 2024	57,749,667	$57.7	$242.0	$1,902.2	$1,018.7	$12.1	$3,232.7
Net income	—	—	—	—	290.6	—	290.6
Common stock issued	1,206,134	1.2	—	73.6	—	—	74.8
Dividend reinvestment plan	11,966	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	2.8	—	—	2.8
Stock activity under stock-based compensation plans	72,093	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(25,263)	—	—	(1.9)	—	—	(1.9)
Temporary equity adjustment to redemption value	—	—	—	—	(2.3)	—	(2.3)
Dividends declared:
Common stock ($1.57 per share)	—	—	—	—	(92.0)	—	(92.0)
Preferred stock ($0.7375 per depositary share)	—	—	—	—	(7.4)	—	(7.4)
Other comprehensive income, net of tax	—	—	—	—	—	10.6	10.6
Balance at March 31, 2025	59,014,597	$59.0	$242.0	$1,977.4	$1,207.6	$22.7	$3,508.7

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2026	2025
Operating Activities:
Net income	$377.2	$290.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169.1	146.0
Deferred income taxes and investment tax credits	96.6	71.8
Changes in assets and liabilities, excluding impact of acquisition and divestitures:
Accounts receivable	(132.9)	(252.4)
Inventories	91.4	84.8
Regulatory assets and liabilities	39.5	147.5
Accounts payable	6.8	97.1
Delayed/advance customer billings, net	(84.6)	(57.7)
Taxes accrued	(27.2)	(23.7)
Other assets and liabilities	(32.7)	(55.1)
Other	(11.8)	4.9
Net cash provided by operating activities	491.4	453.8
Investing Activities:
Capital expenditures	(395.0)	(479.2)
Business acquisitions, net of cash acquired	(2,500.8)	—
Proceeds from sale of subsidiary	30.0	—
Other	(0.5)	1.9
Net cash used in investing activities	(2,866.3)	(477.3)
Financing Activities:
Issuance of long-term debt	2,497.1	—
Repayment of long-term debt	(357.5)	(7.0)
Redemption of preferred shares	(242.0)	—
Preferred share redemption cost	(8.0)	—
Issuance of delayed draw term loan	800.0	—
(Repayment) issuance of short-term debt, net	(162.0)	68.0
Issuance of common stock	0.7	75.6
Dividends paid on common stock	(96.1)	(90.0)
Dividends paid on preferred stock	(7.4)	(7.4)
Other	(5.5)	(4.6)
Net cash provided by financing activities	2,419.3	34.6
Net Increase in Cash, Cash Equivalents, and Restricted Cash	44.4	11.1
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	41.2	34.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$85.6	$46.0

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(87.8)	$(101.1)
Income taxes	(2.1)	(1.2)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2026	2025	2026	2025
Operating Revenues	$738.3	$671.6	$1,254.7	$1,129.1
Operating Expenses:
Natural gas	333.3	337.4	557.4	551.0
Operation and maintenance	81.0	77.8	160.7	154.0
Depreciation and amortization	55.8	47.0	108.6	92.7
Taxes, other than income taxes	63.4	55.4	105.2	92.0
Total Operating Expenses	533.5	517.6	931.9	889.7
Operating Income	204.8	154.0	322.8	239.4
Interest Expense, Net	26.6	24.7	54.0	50.0
Other Income, Net	1.3	1.5	3.3	3.0
Income Before Income Taxes	179.5	130.8	272.1	192.4
Income Tax Expense	29.3	17.9	44.7	26.1
Net Income	150.2	112.9	227.4	166.3
Other Comprehensive Income, Net of Tax	0.1	0.5	0.1	0.6
Comprehensive Income	$150.3	$113.4	$227.5	$166.9

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2026	2025	2025
ASSETS
Utility Plant	$6,103.5	$5,864.3	$5,663.3
Less: Accumulated depreciation and amortization	1,162.9	1,104.6	1,094.0
Net Utility Plant	4,940.6	4,759.7	4,569.3
Other Property and Investments	73.2	75.8	71.3
Current Assets:
Accounts receivable:
Utility	263.3	149.1	268.2
Associated companies	3.3	2.2	2.9
Other	23.1	34.0	42.9
Allowance for credit losses	(25.3)	(23.0)	(29.6)
Delayed customer billings	48.3	4.2	34.7
Inventories:
Natural gas	90.3	150.0	80.0
Propane gas	8.6	8.6	8.6
Materials and supplies	24.3	24.5	23.5
Regulatory assets	12.6	48.9	15.5
Prepayments	18.8	28.2	21.9
Other	0.4	—	—
Total Current Assets	467.7	426.7	468.6
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	671.4	653.2	613.8
Other	196.9	224.2	194.2
Total Deferred Charges and Other Assets	1,078.5	1,087.6	1,018.2
Total Assets	$6,560.0	$6,349.8	$6,127.4

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2026	2025	2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 26,822 shares issued and outstanding)	$929.3	$929.3	$929.3
Retained earnings	1,456.6	1,239.1	1,277.1
Accumulated other comprehensive loss	(0.6)	(0.7)	(1.4)
Total Shareholder's Equity	2,385.3	2,167.7	2,205.0
Long-term debt (less current portion)	2,153.1	1,953.6	1,803.8
Total Capitalization	4,538.4	4,121.3	4,008.8
Current Liabilities:
Notes payable – associated companies	381.1	566.3	461.3
Accounts payable	82.6	98.9	104.5
Accounts payable – associated companies	12.1	21.4	8.9
Advance customer billings	1.2	43.2	8.4
Wages and compensation accrued	22.4	27.0	21.4
Customer deposits	7.0	7.2	6.5
Taxes accrued	49.8	65.8	47.7
Regulatory liabilities	4.6	13.9	12.0
Other	54.6	64.3	45.6
Total Current Liabilities	615.4	908.0	716.3
Deferred Credits and Other Liabilities:
Deferred income taxes	650.8	598.7	603.1
Pension and postretirement benefit costs	47.0	72.4	89.5
Asset retirement obligations	97.5	95.5	97.6
Regulatory liabilities	537.3	481.3	546.1
Other	73.6	72.6	66.0
Total Deferred Credits and Other Liabilities	1,406.2	1,320.5	1,402.3
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,560.0	$6,349.8	$6,127.4

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended March 31, 2026:
Balance at December 31, 2025	26,822	$0.1	$929.2	$1,311.3	$(0.7)	$2,239.9
Net Income	—	—	—	150.2	—	150.2
Dividends declared	—	—	—	(4.9)	—	(4.9)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2026	26,822	$0.1	$929.2	$1,456.6	$(0.6)	$2,385.3

Six Months Ended March 31, 2026:
Balance at September 30, 2025	26,822	$0.1	$929.2	$1,239.1	$(0.7)	$2,167.7
Net income	—	—	—	227.4	—	227.4
Dividends declared	—	—	—	(9.9)	—	(9.9)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at March 31, 2026	26,822	$0.1	$929.2	$1,456.6	$(0.6)	$2,385.3

Three Months Ended March 31, 2025:
Balance at December 31, 2024	26,280	$0.1	$887.0	$1,164.2	$(1.9)	$2,049.4
Net Income	—	—	—	112.9	—	112.9
Common stock issued to Spire Inc.	542	—	42.2	—	—	42.2
Other comprehensive income, net of tax	—	—	—	—	0.5	0.5
Balance at March 31, 2025	26,822	$0.1	$929.2	$1,277.1	$(1.4)	$2,205.0

Six Months Ended March 31, 2025:
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7
Net income	—	—	—	166.3	—	166.3
Common stock issued to Spire Inc.	967	—	74.4	—	—	74.4
Other comprehensive income, net of tax	—	—	—	—	0.6	0.6
Balance at March 31, 2025	26,822	$0.1	$929.2	$1,277.1	$(1.4)	$2,205.0

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2026	2025
Operating Activities:
Net Income	$227.4	$166.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108.6	92.7
Deferred income taxes and investment tax credits	44.5	25.5
Changes in assets and liabilities:
Accounts receivable	(102.1)	(131.3)
Inventories	59.9	50.5
Regulatory assets and liabilities	66.5	146.7
Accounts payable	(7.2)	36.8
Delayed/advance customer billings, net	(86.0)	(56.0)
Taxes accrued	(16.0)	(12.3)
Other assets and liabilities	(19.7)	(40.2)
Other	0.7	0.5
Net cash provided by operating activities	276.6	279.2
Investing Activities:
Capital expenditures	(283.2)	(322.1)
Other	2.9	2.5
Net cash used in investing activities	(280.3)	(319.6)
Financing Activities:
Issuance of long-term debt, net	200.0	—
(Repayments to) Borrowings from Spire, net	(185.2)	(34.0)
Issuance of common stock	—	74.4
Dividends paid	(9.9)	—
Other	(1.2)	—
Net cash provided by financing activities	3.7	40.4
Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(56.2)	$(56.5)
Income taxes	(0.3)	(0.9)

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2026	2025	2026	2025
Operating Revenues	$230.6	$252.4	$372.3	$372.8
Operating Expenses:
Natural gas	57.2	79.6	106.5	112.3
Operation and maintenance	33.9	37.6	66.3	69.5
Depreciation and amortization	21.1	17.9	38.5	35.7
Taxes, other than income taxes	15.7	16.7	25.3	25.3
Total Operating Expenses	127.9	151.8	236.6	242.8
Operating Income	102.7	100.6	135.7	130.0
Interest Expense, Net	7.0	7.4	14.5	15.2
Other Income (Expense), Net	0.5	0.3	1.1	(0.4)
Income Before Income Taxes	96.2	93.5	122.3	114.4
Income Tax Expense	24.2	23.5	30.7	28.7
Net Income	$72.0	$70.0	$91.6	$85.7

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31,	September 30,	March 31,
(Dollars in millions, except per share amounts)	2026	2025	2025
ASSETS
Utility Plant	$3,135.9	$3,052.9	$3,019.5
Less: Accumulated depreciation and amortization	1,397.8	1,362.4	1,369.2
Net Utility Plant	1,738.1	1,690.5	1,650.3
Other Property and Investments	0.1	0.1	0.1
Current Assets:
Cash and cash equivalents	2.0	1.9	3.3
Accounts receivable:
Utility	74.4	34.8	85.7
Other	6.5	6.9	5.9
Allowance for credit losses	(5.6)	(4.9)	(6.1)
Delayed customer billings	2.6	9.0	2.5
Inventories:
Natural gas	27.7	39.4	28.5
Materials and supplies	19.3	19.0	18.5
Regulatory assets	18.3	16.1	13.8
Prepayments	2.4	7.7	6.0
Other	0.3	—	—
Total Current Assets	147.9	129.9	158.1
Deferred Charges and Other Assets:
Regulatory assets	661.9	650.6	652.5
Other	99.9	99.2	94.9
Total Deferred Charges and Other Assets	761.8	749.8	747.4
Total Assets	$2,647.9	$2,570.3	$2,555.9

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	March 31,	September 30,	March 31,
	2026	2025	2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$240.5	$242.9	$249.4
Retained earnings	784.7	735.2	740.6
Total Shareholder's Equity	1,025.2	978.1	990.0
Long-term debt (less current portion)	711.9	711.7	711.5
Total Capitalization	1,737.1	1,689.8	1,701.5
Current Liabilities:
Current portion of long-term debt	—	—	35.0
Notes payable – associated companies	149.8	130.1	41.8
Accounts payable	38.9	43.3	49.9
Accounts payable – associated companies	9.3	5.4	10.3
Advance customer billings	7.2	13.1	6.5
Wages and compensation accrued	6.4	7.8	6.1
Customer deposits	23.8	22.3	22.4
Taxes accrued	26.3	33.1	27.1
Regulatory liabilities	2.2	20.3	33.9
Other	17.7	14.6	14.2
Total Current Liabilities	281.6	290.0	247.2
Deferred Credits and Other Liabilities:
Deferred income taxes	94.7	64.1	64.4
Pension and postretirement benefit costs	1.4	2.4	12.4
Asset retirement obligations	480.2	470.0	478.7
Regulatory liabilities	28.4	29.2	26.4
Other	24.5	24.8	25.3
Total Deferred Credits and Other Liabilities	629.2	590.5	607.2
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$2,647.9	$2,570.3	$2,555.9

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended March 31, 2026:
Balance at December 31, 2025	1,972,052	$—	$242.9	$738.8	$981.7
Net income	—	—	—	72.0	72.0
Return of capital to Spire	—	—	(2.4)	—	(2.4)
Dividends declared	—	—	—	(26.1)	(26.1)
Balance at March 31, 2026	1,972,052	$—	$240.5	$784.7	$1,025.2

Six Months Ended March 31, 2026:
Balance at September 30, 2025	1,972,052	$—	$242.9	$735.2	$978.1
Net income	—	—	—	91.6	91.6
Return of capital to Spire	—	—	(2.4)	—	(2.4)
Dividends declared	—	—	—	(42.1)	(42.1)
Balance at March 31, 2026	1,972,052	$—	$240.5	$784.7	$1,025.2

Three Months Ended March 31, 2025:
Balance at December 31, 2024	1,972,052	$—	$279.4	$677.1	$956.5
Net income	—	—	—	70.0	70.0
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(6.5)	(6.5)
Balance at March 31, 2025	1,972,052	$—	$249.4	$740.6	$990.0

Six Months Ended March 31, 2025:
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3
Net income	—	—	—	85.7	85.7
Return of capital to Spire	—	—	(30.0)	—	(30.0)
Dividends declared	—	—	—	(14.0)	(14.0)
Balance at March 31, 2025	1,972,052	$—	$249.4	$740.6	$990.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,
(In millions)	2026	2025
Operating Activities:
Net Income	$91.6	$85.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.5	35.7
Deferred income taxes and investment tax credits	30.7	28.7
Changes in assets and liabilities:
Accounts receivable	(38.5)	(49.1)
Inventories	11.4	9.0
Regulatory assets and liabilities	(25.5)	1.0
Accounts payable	3.4	21.1
Delayed/advance customer billings	0.5	(1.3)
Taxes accrued	(6.8)	(7.7)
Other assets and liabilities	7.9	(8.2)
Other	0.2	0.2
Net cash provided by operating activities	113.4	115.1
Investing Activities:
Capital expenditures	(86.4)	(63.1)
Other	(2.0)	0.4
Net cash used in investing activities	(88.4)	(62.7)
Financing Activities:
Borrowings from Spire	19.6	(6.6)
Return of capital to Spire	(2.4)	(30.0)
Dividends paid	(42.1)	(14.0)
Net cash used in financing activities	(24.9)	(50.6)
Net Decrease in Cash and Cash Equivalents	0.1	1.8
Cash and Cash Equivalents at Beginning of Period	1.9	1.5
Cash and Cash Equivalents at End of Period	$2.0	$3.3

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(13.9)	$(14.9)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – Spire Inc. (“Spire” or the Company), headquartered in St. Louis, Missouri, is a regulated energy company primarily engaged in the distribution of natural gas. Spire’s regulated natural gas distribution operations include Spire Missouri Inc. (“Spire Missouri”), serving customers in Missouri; Spire Alabama Inc. (“Spire Alabama”), serving central and northern Alabama; and the subsidiaries of Spire EnergySouth Inc. (“Spire EnergySouth”)(Spire Gulf and Spire Mississippi) serving customers in Southern Alabama and south-central Mississippi. The following paragraphs summarize certain transactions and other developments that have occurred during fiscal 2026, which impact the Company’s operations and financial statement presentation.

On March 31, 2026, Spire completed the acquisition of the Tennessee assets of Piedmont Natural Gas Company, Inc. (“Piedmont”), a wholly-owned subsidiary of Duke Energy Corporation (“Piedmont Tennessee Transaction” or “Piedmont Tennessee”) for a total cash purchase price of $2.5 billion including customary working capital and adjustments. The Company expects the acquisition to increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S. and expand regulatory diversity. Upon closing, Piedmont’s Tennessee business began doing business as Spire Tennessee, Inc. (“Spire Tennessee”). For additional information regarding the transaction, including purchase price allocation and acquisition financing, see Note 2 – Acquisitions.

As of March 12, 2026, Spire management and its board of directors approved plans to sell Spire Marketing Inc. (“Spire Marketing”), Spire Storage, and Spire Mississippi. As a result, management determined the assets and liabilities met the criteria to be presented as held for sale. In addition, management determined that the operations of Spire Marketing and Spire Storage met the criteria to be presented as discontinued operations. See further discussion below in Note 3 – Divestitures.

As a result of the foregoing, the Company revised its primary operating segments beginning in the second quarter of fiscal 2026, as discussed in Note 12 – Segment Information. The Company’s consolidated financial statements and accompanying notes have been recast to reflect the changes in presentation.

The Company’s earnings from continuing operations are derived primarily from its Gas Utility segment. Due to the seasonal nature of the Utilities’ business and the volumetric rate design, earnings are typically concentrated during the heating season of November through April each fiscal year. As a result, the interim statements of income for Spire, Spire Missouri and Spire Alabama are not necessarily indicative of annual results or representative of succeeding quarters of the fiscal year.

BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire presented on a consolidated basis, Spire Missouri Inc. and Spire Alabama Inc. (“Spire Alabama”). Spire Missouri, Spire Alabama, Spire EnergySouth, Spire Tennessee are wholly-owned subsidiaries of Spire. Spire Missouri, Spire Alabama, the subsidiaries of Spire EnergySouth (Spire Gulf Inc. and Spire Mississippi Inc.), and Spire Tennessee are collectively referred to as the “Utilities.”

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

Certain amounts in the Companies’ 2025 Consolidated Financial Statements and Notes have been reclassified to conform to the 2026 presentation of discontinued operations for comparative purposes.

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

As authorized by the Missouri Public Service Commission (“MoPSC”), the Mississippi Public Service Commission (“MSPSC”), the Alabama Public Service Commission (“APSC”), and Tennessee Public Utility Commission (“TPUC”), the Purchased Gas Adjustment (PGA) clauses and Gas Supply Adjustment (“GSA”) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 7, Regulatory Matters.

Certain utilities operate under alternative rate mechanisms approved by their respective regulators that provide for periodic rate adjustments intended to allow recovery of authorized costs and the opportunity to earn an approved rate of return. Spire Tennessee is allowed to operate under an Annual Review Mechanism (“ARM”) on an interim basis as approved by the TPUC with certain limitations, under which rates are adjusted annually to reflect changes in its cost of service, with amounts subject to recovery from or refund to customers recorded as regulatory assets or regulatory liabilities, as appropriate, when recovery through future rates is probable. See additional information about regulatory assets and liabilities in Note 7, Regulatory Matters.

BUSINESS COMBINATIONS AND GOODWILL – Spire’s acquisitions are accounted for using the business combination method of accounting. Under this method, the purchase price paid by the acquirer is allocated to the assets acquired and liabilities assumed as of the acquisition date based on their estimated fair values. Goodwill is measured as the excess of the acquisition‑date fair value of the consideration transferred over the net amounts of the acquisition‑date identifiable assets acquired and liabilities assumed.

At September 30, 2025, goodwill included in Spire’s Missouri reporting unit totaled $210.2, with the remaining balance of $961.4 related to the Southeast Utilities reporting unit (which consists of Spire Alabama, Spire Gulf, and Spire Mississippi). During fiscal 2026, Spire recorded $737.9 of goodwill related to the Spire Tennessee reporting unit in connection with the Piedmont Tennessee Transaction, representing the expected economic benefits from the transaction. In addition, during the second quarter of 2026, $18.1 of goodwill related to the Southeast Utilities reporting unit and attributable to the Spire Mississippi operations was reclassified to assets held for sale in connection with the Company’s plan to sell Spire Mississippi. During the period, the Company recorded a $3.9 million goodwill impairment related to Spire Mississippi upon its classification as held for sale; no other goodwill impairments were recorded.

ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS — Assets and liabilities of a business that meet the accounting requirements to be classified as held for sale are separated in a disposal group. Disposal group net assets are recorded at the lower of their carrying amount or estimated fair value less expected costs to sell. After being classified as held for sale, assets are not depreciated or amortized.

Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the consolidated balance sheets. The results of discontinued operations are reported in income from discontinued operations, net of taxes in the consolidated statements of income for the current and prior periods beginning in the period in which the business meets the held for sale criteria. Income from discontinued operations includes direct costs attributable to the business held for sale, and an estimate of costs from corporate functions dedicated to the business, but excludes corporate expenses composed of general and administrative expenses not attributable to any of the operating segments. Additionally, the Company has elected to allocate interest expense to discontinued operations related to debt that was not directly attributed to the disposal group. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and debt. This ratio was adjusted to exclude interest and debt directly attributable to Utility and Pipeline operations. See additional information about assets held for sale and discontinued operations in Note 3 - Divestitures.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Spire Missouri
Purchases of natural gas from Spire Marketing	$4.8	$6.0	$8.3	$8.2
Transportation services received from Spire MoGas Pipeline*	9.9	9.7	19.9	19.6
Sales of natural gas to Spire Marketing	0.1	0.1	0.1	0.1
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$9.0	$—	$13.9

* Spire STL Pipeline LLC and Spire MoGas Pipeline LLC merged on December 31, 2025, with Spire MoGas Pipeline LLC being the surviving entity. All Spire STL Pipeline LLC transactions are included under Spire MoGas Pipeline.

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $36.1, $35.5 and $30.8 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of March 31, 2026, September 30, 2025, and March 31, 2025, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	March 31,	September 30,	March 31,
	2026	2025	2025
Spire	$54.9	$82.5	$66.8
Spire Missouri	44.2	61.8	45.6
Spire Alabama	5.8	9.5	8.5

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended March 31,	2026	2025	2026	2025	2026	2025
Allowance at beginning of period	$28.7	$34.7	$22.5	$27.9	$5.1	$6.0
Acquisition	1.7	—	—	—	—	—
Provision for expected credit losses	10.0	8.9	7.9	6.6	1.7	2.0
Write-offs, net of recoveries	(6.7)	(6.8)	(5.1)	(4.9)	(1.2)	(1.9)
Allowance at end of period	$33.7	$36.8	$25.3	$29.6	$5.6	$6.1

Six Months Ended March 31,	2026	2025	2026	2025	2026	2025
Allowance at beginning of period	$28.8	$31.4	$23.0	$24.9	$4.9	$5.7
Acquisition	1.7	—	—	—	—	—
Provision for expected credit losses	16.0	14.0	12.1	10.7	3.2	2.8
Write-offs, net of recoveries	(12.8)	(8.6)	(9.8)	(6.0)	(2.5)	(2.4)
Allowance at end of period	$33.7	$36.8	$25.3	$29.6	$5.6	$6.1

2. ACQUISITIONS

Acquisition of Tennessee Piedmont Natural Gas business

On March 31, 2026, Spire completed the acquisition of the Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc., a wholly-owned subsidiary of Duke Energy Corporation (the “Piedmont Tennessee Transaction” or “Acquisition”). The Company expects the acquisition to significantly increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S., expand regulatory diversity and provide accretive earnings and supports dividend growth. The consideration transferred at closing was approximately $2.5 billion in cash including working capital. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

The following table summarizes the preliminary purchase price allocation and the estimated fair values of the assets acquired and liabilities assumed as of March 31, 2026:

March 31,
(Dollars in millions)	2026
Acquisition consideration:	$2,500.8
Assets acquired:
Utility plant	$1,829.4
Accounts receivable (net allowance of $1.7)	65.2
Inventories	7.1
Current regulatory assets	33.4
Other current assets	35.6
Non-current regulatory assets	42.1
Other non-current assets	0.4
Total assets acquired	2,013.2
Liabilities assumed:
Accounts payable	33.5
Other current liabilities	31.8
Non-current regulatory liabilities	173.5
Other non-current liabilities	11.5
Total liabilities assumed	250.3
Net assets acquired	1,762.9
Goodwill	$737.9

The consideration transferred is subject to customary post‑closing adjustments, including adjustments for net working capital, regulatory assets and liabilities, and capital expenditures through the closing date. Transaction costs of $23.1 and $25.0 associated with the acquisition were expensed as incurred and reported in “Operation and Maintenance Expense” in the Company’s condensed consolidated statements of income for the three months and six months ended March 31, 2026, respectively.

Substantially all of the assets acquired and liabilities assumed are subject to the regulatory authority of the TPUC and are accounted for in accordance with ASC 980, Regulated Operations. Because the costs associated with these regulated assets and liabilities are recoverable through regulated rates, their carrying values approximate fair value. Utility plant is depreciated using composite depreciation rates approved by the TPUC over the estimated service lives of the underlying assets.

Due to the timing of the Acquisition, the fair values of net assets acquired, including goodwill, have not been finalized and are therefore subject to change as additional information about the assets and liabilities existing as of the acquisition date is obtained during the measurement period. The preliminary fair value estimates are based on management’s best estimates and assumptions including future cash flows and discount rates where applicable and in accordance with ASC 980, Regulated Operations. These amounts are subject to change during the measurement period as additional information becomes available regarding facts and circumstances that exist at the acquisition date.

Goodwill represents the excess of the consideration transferred over the estimated fair value of the identifiable net assets acquired and is attributable primarily to expected operational synergies, complementary geographic and operational footprints, scale efficiencies, and future growth opportunities. The total amount of Goodwill is expected to be deductible for tax purposes. For book purposes, Goodwill is not amortized and is subject to annual impairment testing. Goodwill resulting from the acquisition was recorded at the parent company level and allocated to the Spire Tennessee reporting unit based on the expected benefit of the acquisition.

The acquisition was completed on March 31, 2026, the last day of the Company’s interim reporting period. Accordingly, the acquisition is reflected in the Company’s condensed consolidated balance sheets as of March 31, 2026, and the related cash outflows are reflected in the Company’s condensed consolidated statements of cash flows. As the acquisition closed on the period‑end date, the results of operations of the acquired business were not material and therefore are not included in the Company’s condensed consolidated statements of income or operating cash flows for the three months ended March 31, 2026. In connection with the Acquisition, Spire Tennessee and Duke Energy Business Services LLC (“Duke Energy Business Services”) have entered into a transition services agreement (“TSA”), pursuant to which Duke Energy Business Service has agreed to provide certain transition services to Spire to facilitate the transition of operations following the Acquisition, as agreed upon in the applicable purchase agreement. The TSA is for an initial eighteen month term and is subject to extension as necessary to complete the successful transition.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company assuming the acquisition had taken place on October 1, 2024. The most significant pro forma adjustments relate to:

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions, except per share amounts)	2026	2025	2026	2025
Total Operating Revenues	$1,167.8	$1,110.5	$1,980.7	$1,821.1
Net Income	263.3	224.3	373.2	312.7

Non-recurring pro forma adjustments include transactions costs and financing costs that are not expected to recur.

The acquisition was funded through a combination of debt issuances and borrowings, including (i) Spire financing activities consisting of the issuance of $900.0 of junior subordinated notes in November 2025 and borrowings of $800.0 under a senior unsecured term loan facility entered into on March 26, 2026 and fully drawn on March 31, 2026, and (ii) the issuance of $825.0 of senior unsecured notes through a private placement on March 31, 2026 pursuant to a master note purchase agreement dated December 2025 by Spire Tennessee. Additional information regarding financing activities related to the acquisition is provided in Note 8 – Financing.

3. DIVESTITURES

During fiscal year 2026, the Company committed to the divestiture of certain businesses as part of a strategic repositioning to focus on its regulated natural gas utility operations. These actions included agreements to sell Spire Marketing and Belle Butte LLC and its subsidiaries (collectively, “Spire Storage”). We also entered into an agreement to sell Spire Mississippi. As a result, management determined the assets and liabilities met the criteria to be presented as held for sale. The Company expects the proceeds from these divestitures to be used primarily to repay acquisition‑related borrowings incurred in connection with the Piedmont Tennessee Transaction and for other general corporate purposes.

The divestitures of Spire Marketing and Spire Storage represent strategic shifts that have, or will have, a major effect on the Company’s operations and financial results. Accordingly, each has been classified as a discontinued operation during the second quarter of fiscal 2026, and their results have been reclassified to discontinued operations for all periods presented. The related assets and liabilities and results of operations have been retrospectively recast in the accompanying condensed consolidated financial statements.

The planned sale of Spire Mississippi does not represent a strategic shift that will have a major effect on the Company’s operations or financial results, as the Company’s remaining regulated utilities Spire Missouri, Spire Alabama, Spire Tennessee, and Spire Gulf continue to represent the substantial majority of the Gas Utility segment’s operations. Accordingly, Spire Mississippi is classified as held for sale, with its results of operations continuing to be reported within continuing operations as part of the Gas Utility segment. The related assets and liabilities have been classified as held for sale for the current period but have not been retrospectively recast for prior periods presented on the condensed consolidated balance sheet.

Upon classification as held for sale, the Company ceased recording depreciation and amortization on the long-lived assets of the Spire Marketing, Spire Storage, and Spire Mississippi disposal groups. See Note 12 - Segment Information for information regarding the Company's change in reportable segments.

Discontinued Operations

Sale of Spire Marketing

In March 2026, Spire entered into a definitive agreement with Boardwalk Pipelines, LP (“Boardwalk”) for the sale of Spire Marketing. In connection with the transaction, Spire entered into a transition services agreement (“TSA”) with Boardwalk pursuant to which Spire will provide certain services for a limited period following the closing. The TSA is structured to generate a profit; however, the related revenues and earnings are not expected to be material to Spire on a consolidated basis.

On April 30, 2026, Spire completed the sale of its gas marketing business, Spire Marketing Inc., and received cash proceeds of $212.0. Upon classification as held for sale, the Company measured the Spire Marketing disposal group at the lower of its carrying amount or fair value less cost to sell, resulting in no impairment. The results of the disposal group are included in Income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

Sale of Spire Storage

In April 2026, Spire entered into a definitive agreement for the sale of Spire Storage with Subterra Energy Holdings, LLC , an affiliate of I Squared Capital. Total expected consideration from the transaction is approximately $650.0, consisting of $600.0 payable in cash at closing and a $50.0 deferred payment expected to be received in fiscal 2027. The deferred payment is time-based and not contingent upon the future performance of Spire Storage, and is subject to customary closing adjustments, including clearance under the Hart‑Scott‑Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals.

The transaction is expected to close during the second half of fiscal year 2026. Upon classification as held for sale, the Company measured the Spire Storage disposal group at the lower of its carrying amount or fair value less cost to sell, resulting in no impairment. The results of the disposal group are included in Income from discontinued operations, net of tax, in the Condensed Consolidated Statements of Income.

The following presents the carrying values of the major classes of Assets held for sale and Liabilities associated with assets held for sale included in Spire’s Condensed Consolidated Balance Sheets:

(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
As of March 31, 2026
Non-utility property (net of $7.3 and $22.2 accumulated depreciation, respectively)	$0.8	$444.0	$444.8
Other investments	—	0.3	0.3
Accounts receivable, net	85.7	8.0	93.7
Inventory	13.0	2.5	15.5
Prepayments	0.8	1.1	1.9
Derivative instrument assets	85.1	—	85.1
Other	1.3	—	1.3
Current assets held for sale	186.7	455.9	642.6

Accounts payable	70.7	2.6	73.3
Wages and compensation accrued	3.6	0.5	4.1
Taxes accrued	0.2	1.3	1.5
Asset retirement obligations	—	5.7	5.7
Other	28.8	10.5	39.3
Current liabilities held for sale	$103.3	$20.6	$123.9

(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
Year Ended September 30, 2025
Non-utility property (net of $7.1 and $15.7 accumulated depreciation, respectively)	$1.0	$441.5	$442.5
Other non-current assets	2.0	1.4	3.4
Non-current assets held for sale	3.0	442.9	445.9
Accounts receivable:
Accounts receivable, net	93.3	12.0	105.3
Inventory	31.8	2.4	34.2
Prepayments	0.2	1.5	1.7
Derivative instrument assets	41.5	—	41.5
Current assets held for sale	166.8	15.9	182.7

Accounts payable	85.6	6.4	92.0
Wages and compensation accrued	4.0	0.9	4.9
Deferred income taxes	0.5	1.0	1.5
Total Other	16.7	9.1	25.8
Current liabilities held for sale	106.8	17.4	124.2
Asset retirement obligations	—	5.6	5.6
Deferred Credits and Other Liabilities held for sale	1.6	0.2	1.8
Non-current liabilities held for sale	$1.6	$5.8	$7.4

(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
As of March 31, 2025
Non-utility property (net of $6.8 and $9.7 accumulated depreciation, respectively)	$1.6	$433.9	$435.5
Other non-current assets	2.4	1.3	3.7
Non-current assets held for sale	4.0	435.2	439.2
Accounts receivable, net	131.3	6.9	138.2
Inventory	9.1	5.0	14.1
Prepayments	0.5	2.2	2.7
Derivative instrument assets	45.8	0.1	45.9
Current assets held for sale	186.7	14.2	200.9

Accounts payable	111.1	11.3	122.4
Wages and compensation accrued	3.4	0.7	4.1
Deferred income taxes	0.2	0.5	0.7
Total Other	38.0	14.1	52.1
Current liabilities held for sale	152.7	26.6	179.3
Asset retirement obligations	—	5.5	5.5
Deferred Credits and Other Liabilities held for sale	2.2	0.2	2.4
Non-current liabilities held for sale	$2.2	$5.7	$7.9

The following table presents the results of the Spire Marketing and Spire Storage Disposal Groups, which are included in Income from Discontinued Operations, net of tax, in Spire's Condensed Consolidated Statements of Operations.

	Three Months Ended March 31, 2026			Six Months Ended March 31, 2026
(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
Operating Revenues	$159.9	$27.7	$187.6	$201.0	$50.1	$251.1
Operating Expenses:
Natural gas	83.4	—	83.4	122.3	—	122.3
Operation and maintenance	6.0	6.4	12.4	9.1	12.6	21.7
Depreciation and amortization	0.1	3.1	3.2	0.2	6.7	6.9
Taxes, other than income taxes	0.5	0.9	1.4	0.5	0.9	1.4
Total Operating Expenses	90.0	10.4	100.4	132.1	20.2	152.3
Operating Income	69.9	17.3	87.2	68.9	29.9	98.8
Interest Expense, Net	—	1.6	1.6	—	4.0	4.0
Income Before Income Taxes	69.9	15.7	85.6	68.9	25.9	94.8
Income Tax Expense	17.5	3.5	21.0	17.2	5.8	23.0
Net Income from discontinued operations attributable to Spire Inc.	$52.4	$12.2	$64.6	$51.7	$20.1	$71.8

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
Operating Revenues	$53.6	$21.4	$75.0	$86.6	$39.4	$126.0
Operating Expenses:
Natural gas	32.3	—	32.3	56.9	—	56.9
Operation and maintenance	5.6	6.3	11.9	8.6	14.4	23.0
Depreciation and amortization	0.3	1.0	1.3	0.7	2.0	2.7
Taxes, other than income taxes	0.6	0.4	1.0	0.5	0.5	1.0
Total Operating Expenses	38.8	7.7	46.5	66.7	16.9	83.6
Operating Income	14.8	13.7	28.5	19.9	22.5	42.4
Interest Expense, Net	—	2.1	2.1	-	3.9	3.9
Income Before Income Taxes	14.8	11.6	26.4	19.9	18.6	38.5
Income Tax Expense	3.7	2.7	6.4	5.0	4.3	9.3
Net Income from discontinued operations attributable to Spire Inc.	$11.1	$8.9	$20.0	$14.9	$14.3	$29.2

Spire has elected not to separately disclose discontinued operations on Spire’s Condensed Consolidated Statements of Cash Flows. The following table summarizes Spire’s cash flows from discontinued operations related to the Spire Marketing and Spire Storage Disposal Groups:

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025
Cash Flow Summary	Spire Marketing Disposal Group	Spire Storage Disposal Group	Spire Marketing Disposal Group	Spire Storage Disposal Group
Net cash provided by operating activities	$51.2	$38.4	$30.8	$23.4
Net cash used in investing activities	(51.3)	(20.1)	(30.8)	(78.3)

Asset Held for Sale (Continuing Operations)

Sale of Spire Mississippi

On April 21, 2026, the Company entered into an agreement to sell Spire Mississippi, a wholly-owned subsidiary of Spire, to Delta Mississippi Gas Company, LLC (“Delta Utilities”). The transaction provides for a cash purchase price of $75.0, subject to customary purchase price adjustments, and is expected to close during the first fiscal quarter of 2027, subject to regulatory approval by the Mississippi Public Service Commission and other customary closing conditions. This planned sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results, accordingly, will only be presented as held for sale for balance sheet reporting purposes. If the agreement is terminated upon certain qualifying terminations and subject to certain conditions set forth in the agreement, the purchaser will be required to pay a reverse termination fee of $7.5.

Spire Mississippi is classified as held for sale, and its results of operations continue to be reported within continuing operations as part of the Gas Utility segment. Upon classification as held for sale, the Company allocated $18.1 million of goodwill to the Spire Mississippi disposal group. The Company measured the disposal group at the lower of its carrying amount or fair value less costs to sell and, as a result, recorded a goodwill impairment of $3.9 million during the quarter ended March 31, 2026, which is reflected in the condensed consolidated statements of income.

The following table summarizes the carrying values of the major classes of assets and liabilities of the Spire Mississippi disposal group classified as held for sale in Spire's Condensed Consolidated Statements of Operations:

(Dollars in millions)	Spire Mississippi Disposal Group
ASSETS
Utility Plant	$94.9
Less – Accumulated depreciation and amortization	(32.5)
Net Utility Plant	62.4
Accounts receivable (net of $0.1 allowance)	4.6
Materials and supplies	0.7
Regulatory Assets	0.8
Goodwill (net of $3.9 impairment)	14.2
Current assets held for sale	82.7

Accounts payable	1.4
Regulatory liabilities - Current	0.1
Asset retirement obligations	3.2
Regulatory liabilities	1.4
Other	4.7
Current liabilities held for sale	$10.8

Sale of Non-Core Equity Interest

During the second quarter of fiscal 2026, the Company completed the sale of a non-core equity interest that was outside its reportable segments and recorded in Other. The investment had previously been accounted for under the equity method and was carried at an immaterial value. The Company received approximately $30.0 in cash proceeds and recognized a pre-tax gain of approximately $28.9, which is included in “Gain on Sale of Subsidiary” in the Condensed Consolidated Statements of Income.

4. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Spire
Gas Utility:
Residential	$690.7	$679.4	$1,165.6	$1,090.9
Commercial and industrial	227.4	224.9	375.8	358.6
Transportation	40.2	37.4	77.3	72.0
Off-system and other incentive	30.7	22.7	50.4	34.2
Other customer revenue	3.7	12.9	8.3	13.7
Total revenue from contracts with customers	992.7	977.3	1,677.4	1,569.4
Changes in accrued revenue under alternative revenue programs	22.2	(7.1)	30.8	14.3
Total Gas Utility operating revenues	1,014.9	970.2	1,708.2	1,583.7
Other	19.8	20.6	40.0	39.4
Total before eliminations	1,034.7	990.8	1,748.2	1,623.1
Eliminations	(14.7)	(14.4)	(29.5)	(28.7)
Total Operating Revenues	$1,020.0	$976.4	$1,718.7	$1,594.4

Spire Missouri
Residential	$516.7	$490.0	$889.3	$811.8
Commercial and industrial	152.9	147.7	256.2	241.5
Transportation	12.9	10.8	24.1	20.2
Off-system and other incentive	26.9	19.5	44.2	29.4
Other customer revenue	4.9	4.9	7.5	7.7
Total revenue from contracts with customers	714.3	672.9	1,221.3	1,110.6
Changes in accrued revenue under alternative revenue programs	24.0	(1.3)	33.4	18.5
Total Operating Revenues	$738.3	$671.6	$1,254.7	$1,129.1

Spire Alabama
Residential	$146.7	$159.5	$230.4	$231.9
Commercial and industrial	60.0	62.5	92.9	91.4
Transportation	24.6	23.8	47.7	46.3
Off-system and other incentive	3.8	3.2	6.2	4.8
Other customer revenue	(2.4)	7.0	(1.7)	3.8
Total revenue from contracts with customers	232.7	256.0	375.5	378.2
Changes in accrued revenue under alternative revenue programs	(2.1)	(3.6)	(3.2)	(5.4)
Total Operating Revenues	$230.6	$252.4	$372.3	$372.8

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Spire	$56.5	$55.2	$86.4	$82.0
Spire Missouri	42.1	39.9	63.8	59.4
Spire Alabama	12.5	13.4	19.3	19.1

5. EARNINGS PER COMMON SHARE

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic Earnings Per Common Share:
Net Income From Continuing Operations	$217.6	$189.3	$305.4	$261.4
Net Income From Discontinued Operations, net of tax	64.6	20.0	71.8	29.2
Net Income	$282.2	$209.3	$377.2	$290.6
Less: Provision for preferred dividends	1.5	3.7	5.2	7.4
Income allocated to participating securities	0.4	0.3	0.5	0.4
Preferred share redemption cost	8.0	—	8.0	—
Income Available to Common Shareholders	$272.3	$205.3	$363.5	$282.8
Weighted Average Common Shares Outstanding (in millions)	59.0	58.3	59.0	58.0
Basic Earnings Per Common Share - Continuing Operations Available to Common Shareholders	$3.52	$3.18	$4.95	$4.37
Basic Earnings Per Common Share - Discontinued Operations	$1.09	$0.34	$1.21	$0.51
Basic Earnings Per Common Share Available to Common Shareholders	$4.61	$3.52	$6.16	$4.88

Diluted Earnings Per Common Share:
Net Income From Continuing Operations	$217.6	$189.3	$305.4	$261.4
Net Income From Discontinued Operations, net of tax	64.6	20.0	71.8	29.2
Net Income	$282.2	$209.3	$377.2	$290.6
Less: Provision for preferred dividends	1.5	3.7	5.2	7.4
Income allocated to participating securities	0.4	0.3	0.5	0.4
Preferred share redemption cost	8.0	—	8.0	—
Income Available to Common Shareholders	$272.3	$205.3	$363.5	$282.8
Weighted Average Common Shares Outstanding (in millions)	59.0	58.3	59.0	58.0
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.2	0.2	0.2	0.2
Weighted Average Diluted Common Shares (in millions)	59.2	58.5	59.2	58.2
Diluted Earnings Per Common Share -Continuing Operations Available to Common Shareholders	$3.51	$3.17	$4.93	$4.36
Diluted Earnings Per Common Share -Discontinued Operations	$1.09	$0.34	$1.21	$0.50
Diluted Earnings Per Common Share Available to Common Shareholders	$4.60	$3.51	$6.14	$4.86

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.1	0.1	0.1	0.1

6. SHAREHOLDERS’ EQUITY

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

In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal

2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of March 31, 2026, there were no outstanding forward sales agreements.

As of March 31, 2026, under the ATM Program, Spire may sell additional shares with an aggregate offering price of up to $123.6.

Preferred Stock

In February 2026, the Company redeemed all outstanding shares of its 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock (aggregate $250.0 million liquidation preference) (the “Series A Preferred Stock”), upon which the corresponding 10,000,000 outstanding depositary shares representing the Series A Preferred Stock were also redeemed. Following the redemption, dividends ceased to be accrued on the Series A Preferred Stock, shares of the Series A Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of the Series A Preferred Stock terminated. In conjunction with the redemption, Spire recorded $8.0 in preferred stock redemption costs, calculated as the difference of between the carrying value on the redemption date of the Series A Preferred Stock and the total amount of consideration paid to redeem. The preferred stock redemption costs were recorded as a reduction to Retained Earnings on Spire’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2026.

7. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of March 31, 2026, September 30, 2025, and March 31, 2025.

	March 31,	September 30,	March 31,
Spire	2026	2025	2025
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$3.4	$—	$—
Unamortized purchased gas adjustments	11.8	16.5	0.3
Other	63.5	61.8	42.0
Total Current Regulatory Assets	78.7	78.3	42.3
Noncurrent:
Pension and postretirement benefit costs	211.2	217.8	241.3
Cost of removal	708.1	688.3	679.9
Future income taxes due from customers	155.1	154.2	153.7
Energy efficiency	66.9	65.0	63.6
Unamortized purchased gas adjustments	—	9.0	—
Other	252.8	189.2	148.7
Total Noncurrent Regulatory Assets	1,394.1	1,323.5	1,287.2
Total Regulatory Assets	$1,472.8	$1,401.8	$1,329.5
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$4.6	$34.9	$46.3
Other	8.0	4.5	5.3
Total Current Regulatory Liabilities	12.6	39.4	51.6
Noncurrent:
Deferred taxes due to customers	131.5	100.3	107.1
Pension and postretirement benefit costs	305.4	300.1	256.1
Accrued cost of removal	275.8	138.2	138.5
Unamortized purchased gas adjustments	61.6	6.5	100.2
Other	31.7	32.9	35.1
Total Noncurrent Regulatory Liabilities	806.0	578.0	637.0
Total Regulatory Liabilities	$818.6	$617.4	$688.6

	March 31,	September 30,	March 31,
Spire Missouri	2026	2025	2025
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$3.0	$14.9	$—
Other	9.6	34.0	15.5
Total Current Regulatory Assets	12.6	48.9	15.5
Noncurrent:
Future income taxes due from customers	147.6	146.6	145.9
Pension and postretirement benefit costs	150.2	157.0	175.0
Energy efficiency	66.9	65.0	63.6
Unamortized purchased gas adjustments	—	9.0	—
Cost of removal	101.3	98.8	93.5
Other	205.4	176.8	135.8
Total Noncurrent Regulatory Assets	671.4	653.2	613.8
Total Regulatory Assets	$684.0	$702.1	$629.3
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$4.6	$13.9	$12.0
Total Current Regulatory Liabilities	4.6	13.9	12.0
Noncurrent:
Deferred taxes due to customers	82.3	88.8	95.3
Pension and postretirement benefit costs	267.4	261.2	221.6
Accrued cost of removal	98.5	96.0	97.8
Unamortized purchased gas adjustments	61.6	6.5	100.2
Other	27.5	28.8	31.2
Total Noncurrent Regulatory Liabilities	537.3	481.3	546.1
Total Regulatory Liabilities	$541.9	$495.2	$558.1

	March 31,	September 30,	March 31,
Spire Alabama	2026	2025	2025
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$6.1	$—	$—
Other	12.2	16.1	13.8
Total Current Regulatory Assets	18.3	16.1	13.8
Noncurrent:
Future income taxes due from customers	1.4	1.6	1.7
Pension and postretirement benefit costs	57.1	59.1	63.9
Cost of removal	602.9	589.6	586.4
Other	0.5	0.3	0.5
Total Noncurrent Regulatory Assets	661.9	650.6	652.5
Total Regulatory Assets	$680.2	$666.7	$666.3
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$—	$20.2	$33.4
Other	2.2	0.1	0.5
Total Current Regulatory Liabilities	2.2	20.3	33.9
Noncurrent:
Pension and postretirement benefit costs	25.7	26.5	23.6
Other	2.7	2.7	2.8
Total Noncurrent Regulatory Liabilities	28.4	29.2	26.4
Total Regulatory Liabilities	$30.6	$49.5	$60.3

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	March 31,	September 30,	March 31,
	2026	2025	2025
Spire
Pension and postretirement benefit costs	$118.9	$119.1	$129.9
Future income taxes due from customers	153.7	152.7	152.0
Unamortized purchased gas adjustments	3.0	23.9	—
Other	185.3	177.0	113.8
Total Regulatory Assets Not Earning a Return	$460.9	$472.7	$395.7

Spire Missouri
Pension and postretirement benefit costs	$118.9	$119.1	$129.9
Future income taxes due from customers	147.6	146.6	145.9
Unamortized purchased gas adjustments	3.0	23.9	—
Other	185.3	177.0	113.8
Total Regulatory Assets Not Earning a Return	$454.8	$466.6	$389.6

All of Spire Tennessee’s regulatory assets currently earn a return.

Like all the Company’s regulatory assets, these regulatory assets as of March 31, 2026 are probable of recovery from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently up to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

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

The ISRS allows Spire Missouri to earn a return on its investments to replace qualifying components of its infrastructure through an expedited recovery mechanism outside of a formal rate case. All ISRS charges were reset to zero on October 24, 2025 when new base rates took effect under the general rate case described above. On November 21, 2025, Spire Missouri filed an ISRS case for eligible capital projects from June 2025 through December 2025 (including estimates for November and December). The initial filing requested a total incremental revenue increase of $30.3 annually. MoPSC Staff issued its recommendation on February 19, 2026, recommending a total incremental revenue increase of $16.5. The Company supported Staff’s recommendation, and the Commission approved the ISRS with an effective date of March 21, 2026.

On March 6, 2026, Spire Missouri filed an application with the MoPSC (Case No. GU‑2026‑0225) requesting an Accounting Authority Order (“AAO”) related to a significant decline in customer natural gas usage during the 2025–2026 heating season. This usage decline resulted in substantial under‑recovery of the Company’s authorized revenue requirement due to reduced volumetric revenues from residential and small general service customers. The application requests authorization to recover the difference between actual billed volumetric revenues and revenues based on billing determinants approved in Spire Missouri’s most recent general rate case (Case No. GR‑2025‑0107) for the period from November 1, 2025 through March 31, 2026. As of March 31, 2026, Spire Missouri experienced cumulative under‑recovered billed revenues of approximately $11.9 between the residential and small general service class customers. This amount only reflects billed revenues compared to rate case revenues and differs from the full year impact on a financial reporting basis. Spire Missouri also requested recovery of any approved deferred amounts through its annual Weather Normalization Adjustment Rider filing expected in summer 2026 or, alternatively, through a future rate case. The AAO is subject to approval by the MoPSC, and the application remains pending. As a result, no recovery has been assumed as of March 31, 2026.

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

On October 24, 2025, Spire Alabama made its annual RSE rate filing (based on its budget for fiscal 2026), with final rates approved on November 24, 2025, resulting in an annual revenue increase of $12.9, effective December 1, 2025. The March point of test filing reflects a return on average common equity of 9.94% which falls above the approved range. As a result, a $2.9M rate reduction will be effective June 1, 2026, in line with RSE guidelines.

Spire Alabama’s rate schedules for natural gas distribution charges contain a GSA rider, which permits the pass-through to customers of changes in the cost of gas supply. In fiscal year 2025, the only GSA rate decrease occurred on October 1, 2024, and no adjustments have been implemented for fiscal year 2026. These adjustments primarily reflect changes in natural gas commodity prices.

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

On March 16, 2026, in Docket No. 25‑00074, the Tennessee Public Utility Commission (“TPUC”) voted to approve a motion authorizing the transfer of control related to the application filed by Piedmont Natural Gas and Spire Tennessee to provide utility services in docket 25-00074. This approval allowed Spire Tennessee to adopt the presently approved tariffs, rates, and terms of condition of service of Piedmont. However, there were some limitations placed on the transfer of the Annual Review Mechanism (“ARM”).

Spire Tennessee’s primary cost recovery mechanisms are the ARM and the Purchased Gas Adjustment (“PGA”). Under the ARM, rates are adjusted annually to reflect changes in jurisdictional operating revenues, cost of service, and rate base. Jurisdictional revenues and expenses exclude gains or losses related to gas supply hedging activities, off‑system sales, and other gas supply and capacity secondary marketing activities, as determined by the TPUC. As contemplated in the TPUC’s approval motion, Piedmont Natural Gas Company’s ARM was allowed to transfer to Spire Tennessee with the following limitations. Spire Tennessee is only authorized to make ARM filings for the calendar years of 2025, 2026, and 2027, which shall be filed in 2026, 2027, and 2028, respectively. Any subsequent base rate increases must be heard in a general rate case proceeding. If any individual ARM filing calculates an earnings deficiency for the prior calendar year (the Historical Base Period, or “HBP”), Spire is not authorized to collect or defer any of the deficiency or any related carrying charges. Additionally, the average annual base rate increase (“ABRR”) is not allowed to exceed 4% for any individual ARM filing. Spire Tennessee’s first ARM filing will occur in May 2026.

8. FINANCING

Short-term

Spire, Spire Missouri, and Spire Alabama are parties to a syndicated revolving credit facility with a syndicate of 12 banks that provides for aggregate commitments of $1,500.0, including sublimits of $525.0 for Spire, $700.0 for Spire Missouri and $275.0 for Spire Alabama, which sublimits may be reallocated from time to time within the aggregate commitment, subject to the terms of the loan agreement. On December 18, 2025, the borrowers entered into a First Amendment to Second Amended and Restated Loan Agreement, which, among other things, added Spire Tennessee as a borrower, with the amount of revolving credit availability to be allocated to Spire Tennessee to be determined upon the closing of the pending acquisition and extended the final maturity date of the revolving credit facility to October 11, 2030. The sublimit applicable to Spire Tennessee has not yet been determined as of March 31, 2026 and is expected to be established in connection with future financing arrangements. The Spire holding company may use its revolving credit availability to fund the liquidity needs of its subsidiaries. The loan agreement contains a financial covenant limiting each borrower’s consolidated total debt, including short‑term debt, to no more than 70% of total capitalization. As of March 31, 2026, total debt for each borrower was in compliance with this covenant. There were no borrowings outstanding under the revolving credit facility as of March 31, 2026.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of March 31, 2026, $572.4 of Spire’s CP Program borrowings was used to support lending to the Utilities.

	Spire (Parent Only)		Spire Missouri	Spire Alabama	Spire
	CP	DDTL	Spire	Spire	Consol-
	Program	Agreement	Note	Note	idated
Six Months Ended March 31, 2026
Highest borrowings outstanding	$1,399.2	$800.0	$594.7	$174.6	$1,955.0
Lowest borrowings outstanding	—	—	299.9	69.5	—
Weighted average borrowings	677.7	4.4	441.8	136.4	682.1
Weighted average interest rate	4.1%	4.1%	4.1%	4.1%	4.1%
As of March 31, 2026
Borrowings outstanding	$1,155.0	$800.0	$381.1	$149.8	$1,955.0
Weighted average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%
As of September 30, 2025
Borrowings outstanding	$1,317.0	$—	$566.3	$130.1	$1,317.0
Weighted average interest rate	4.4%	n/a	4.4%	4.4%	4.4%
As of March 31, 2025
Borrowings outstanding	$1,015.0	$—	$461.3	$41.8	$1,015.0
Weighted average interest rate	4.3%	n/a	4.7%	4.7%	4.3%

For short-term borrowings for the Piedmont Tennessee Transaction DDTL Agreement, refer to the respective selection below.

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of March 31, 2026, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Spire	$3.4	$6.3	$6.7	$12.6
Spire Missouri	1.4	1.2	2.8	2.4
Spire Alabama	2.0	1.0	3.7	1.8

Spire

Acquisition of Tennessee Piedmont Natural Gas Business Financing

Delayed Draw Term Loan Agreement. The Company entered into a committed senior unsecured facility on August 22, 2025. At December 31, 2025 the facility provided up to $725.0 of committed capacity, consisting of $125.0 bridge term loan and $600.0 delayed draw term loan. During the fiscal second quarter of 2026, the $725.0 committed capacity was reduced to zero in connection with the closing of additional financing and completion of the Acquisition. On March 26, 2026, the Company entered into a Delayed Draw Term Loan Agreement (the “DDTL Agreement”) that provides for senior unsecured delayed draw term loan commitments in an aggregate principal amount of $800.0, consisting of (i) a $600.0 Tranche A facility and (ii) a $200.0 Tranche B facility. Loans under the Credit Agreement mature 364 days after the funding date or March 30, 2027.

Borrowings under the Tranche A facility are intended to be used, together with cash on hand and/or capital markets proceeds, to finance the Company’s previously announced Piedmont Tennessee Transaction and to pay related fees and expenses. Borrowings under the Tranche B facility may be used for general corporate purposes. Amounts repaid may not be reborrowed.

Borrowings under the Credit Agreement bear interest, at the Company’s election, at either a base rate or an adjusted term SOFR rate plus 0.85%. The Credit Agreement also provides for a ticking fee of 0.225% per annum on the unused portion of the commitments, accruing beginning 90 days after the effective date and continuing until the earlier of the funding date or termination of the commitments. The Company has elected for all tranches to bear interest initially at a rate per annum equal to Adjusted Term SOFR, with an interest period of one month, plus 0.85%.

The Credit Agreement contains customary representations, warranties, and covenants, including a requirement that the Company is required to maintain a maximum consolidated capitalization ratio of 70%, as well as customary events of default. The obligations under the Credit Agreement are senior unsecured obligations of the Company.

As of March 31, 2026, the credit agreement had been fully drawn.

Junior Subordinated Notes. On November 24, 2025, Spire Inc. issued $900.0 of junior subordinated notes (“JSNs”), consisting of $450.0 of 2025 Series A JSNs and $450.0 of 2025 Series B JSNs that both mature in 2056. Interest is payable semiannually on June 1 and December 1, beginning June 1, 2026.

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

At the Company’s option, the JSNs may be redeemed at 100% of principal plus accrued interest (i) at any time during the 90‑day period prior to the first reset date and (ii) on any interest payment date after the first reset date; they may also be redeemed at par within 120 days following a Tax Event or at 102% within 120 days following a Rating Agency Event, in each case plus accrued interest to (but excluding) the redemption date. The notes are junior subordinated obligations and rank below the Company’s senior debt. Net proceeds, together with other funds, are expected to be used to finance the acquisition of the Piedmont Tennessee Transaction.

Senior Notes. On December 17, 2025, Spire Tennessee Inc., a wholly-owned subsidiary of Spire Inc., entered into a Master Note Purchase Agreement with institutional investors providing for the issuance of $825.0 of Series 2026 Senior Notes (the “Senior Notes”) in a private placement exempt from registration under the Securities Act of 1933. In connection with the closing of the Piedmont Tennessee Transaction on March 31, 2026, Spire Tennessee issued the Senior Notes in multiple tranches with maturities ranging from April 1, 2029 to April 1, 2038 and fixed interest rates ranging from 4.59% to 5.44%, subject to incremental adjustments based on the issuance date. The Senior Notes are senior unsecured obligations of Spire Tennessee and rank equally with its other senior unsecured indebtedness.

Proceeds from the issuance were used to fund the acquisition of the Piedmont Tennessee Transaction. The Master Note Purchase Agreement includes customary financial and operational covenants, including limitations on liens, mergers and affiliate transactions, and requires Spire Tennessee to maintain a Consolidated Capitalization Ratio not exceeding 70%. The Senior Notes may be prepaid at the option of Spire Tennessee, subject to a make‑whole premium, and are subject to mandatory prepayment upon a change of control at 100% of principal plus accrued and unpaid interest.

For additional information regarding the pending acquisition of Piedmont Tennessee Transaction, see Note 2, Acquisitions.

Other Financing

2031 Senior Notes. On February 9, 2026, Spire Inc. issued $400.0 aggregate principal amount of 4.6% Senior Notes due 2031 (“2031 Senior Notes”). Interest on the 2031 Senior Notes is payable semiannually on March 1 and September 1, beginning September 1, 2026. The notes bear interest at a fixed rate of 4.6% per year until maturity on September 1, 2031.

Prior to August 1, 2031, the Company may redeem the 2031 Senior Notes, in whole or in part, at a redemption price equal to the greater of (i) the present value of the remaining scheduled principal and interest payments (discounted at the applicable Treasury Rate plus 15 basis points) minus accrued interest, or (ii) 100% of principal, plus accrued and unpaid interest to, but excluding, the redemption date. On or after August 1, 2031, the notes may be redeemed at 100% of principal plus accrued interest. The notes are not subject to a sinking fund.

The 2031 Senior Notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. Proceeds from the issuance were used to repay $350.0 of the Company’s 5.300% Senior Notes due March 1, 2026, with any remaining amounts available to fund the pending acquisition of the Tennessee natural gas business of Piedmont Natural Gas Company or for general corporate purposes.

Preferred Stock Redemption Financing

On January 12, 2026, the Company issued $200.0 of 6.375% Junior Subordinated Notes due 2086 (the “Notes”). The Notes bear interest at 6.375%, payable quarterly beginning June 1, 2026, and mature on March 1, 2086.

The Company may redeem the Notes (i) at 100% of principal plus accrued interest on or after March 1, 2031, (ii) at 100% of principal plus accrued interest prior to March 1, 2031 upon the occurrence of a Tax Event, or (iii) at 102% of principal plus accrued interest prior to March 1, 2031 upon the occurrence of a Rating Agency Event.

At the Company’s option, interest may be deferred for up to 40 consecutive quarterly periods, with deferred interest compounding quarterly at the stated rate.

The Junior Subordinated Notes are unsecured junior subordinated obligations, ranking junior to all Priority Indebtedness and structurally subordinate to subsidiary obligations, and rank equally with the Company’s existing junior subordinated notes. Proceeds were used, together with other funds, to redeem all outstanding shares of the Company’s 5.90% Series A Preferred Stock. For additional information regarding the issued Notes, see Note 6 – Shareholders’ Equity.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, notes receivable, and short-term debt approximate fair value due to the short maturity of these instruments. The fair values of long-term debt are estimated based on market prices for similar issues. Refer to Note 10, Fair Value Measurements, for information on financial instruments measured at fair value on a recurring basis.

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of March 31, 2026, September 30, 2025, and March 31, 2025.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of March 31, 2026
Cash and cash equivalents	$49.5	$49.5	$49.5	$—
Notes payable	1,955.0	1,955.0	—	1,955.0
Long-term debt, including current portion	6,000.1	5,849.3	—	5,849.3
As of September 30, 2025
Cash and cash equivalents	$5.7	$5.7	$5.7	$—
Notes payable	1,317.0	1,317.0	—	1,317.0
Long-term debt, including current portion	3,856.9	3,691.5	—	3,691.5
As of March 31, 2025
Cash and cash equivalents	$15.2	$15.2	$15.2	$—
Notes payable	1,015.0	1,015.0	—	1,015.0
Long-term debt, including current portion	3,741.0	3,481.2	—	3,481.2

Spire Missouri
As of March 31, 2026
Notes payable – associated companies	$381.1	$381.1	$381.1	$—
Long-term debt	2,153.1	2,041.0	—	2,041.0
As of September 30, 2025
Notes payable – associated companies	$566.3	$566.3	$—	$566.3
Long-term debt	1,953.6	1,874.0	—	1,874.0
As of March 31, 2025
Notes payable – associated companies	461.3	461.3	—	461.3
Long-term debt	1,803.8	1,671.5	—	1,671.5

Spire Alabama
As of March 31, 2026
Cash and cash equivalents	$2.0	$2.0	$2.0	$—
Notes payable – associated companies	149.8	149.8	—	149.8
Long-term debt	711.9	658.7	—	658.7
As of September 30, 2025
Cash and cash equivalents	$1.9	$1.9	$1.9	$—
Notes payable – associated companies	130.1	130.1	—	130.1
Long-term debt	711.7	675.9	—	675.9
As of March 31, 2025
Cash and cash equivalents	$3.3	$3.3	$3.3	$—
Notes payable – associated companies	41.8	41.8	—	41.8
Long-term debt, including current portion	746.5	687.8	—	687.8

10. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of March 31, 2026, September 30, 2025, or March 31, 2025. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2026
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$26.4	$—	$—	$26.4
NYMEX/ICE natural gas contracts	2.8	—	(2.8)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	5.0	—	(5.0)	—
Natural gas commodity contracts	—	90.2	(4.7)	85.5
Other:
U.S. stock/bond mutual funds	18.5	—	—	18.5
U.S. bonds	27.1	—	—	27.1
Global bonds	1.0	—	—	1.0
Interest rate swaps	—	13.5	—	13.5
Total	$80.8	$103.7	$(12.5)	$172.0
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$13.4	$—	$(2.8)	$10.6
Gas Marketing:
NYMEX/ICE natural gas contracts	14.2	—	(14.2)	—
Natural gas commodity contracts	—	33.4	(4.7)	28.7
Total	$27.6	$33.4	$(21.7)	$39.3

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$27.5	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	(2.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	11.4	—	(11.4)	—
Natural gas commodity contracts	—	44.8	(2.7)	42.1
Other:
U.S. stock/bond mutual funds	27.0	—	—	27.0
U.S. bonds	23.5	—	—	23.5
Global bonds	1.5	—	—	1.5
Interest rate swaps	—	10.0	—	10.0
Total	$93.8	$54.8	$(17.0)	$131.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$25.9	$—	$(1.3)	$24.6
Gas Marketing:
NYMEX/ICE natural gas contracts	19.0	—	(19.0)	—
Natural gas commodity contracts	—	16.7	(2.7)	14.0
Total	$44.9	$16.7	$(23.0)	$38.6

As of March 31, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$24.6	$—	$—	$24.6
Gasoline and heating oil contracts	17.5	—	(17.5)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	16.6	—	(16.6)	—
Natural gas commodity contracts	—	48.5	(3.6)	44.9
Other:
U.S. stock/bond mutual funds	22.0	—	—	22.0
U.S. bonds	15.6	—	—	15.6
Global bonds	4.5	—	—	4.5
Interest rate swaps	—	10.7	—	10.7
Total	$100.8	$59.2	$(37.7)	$122.3
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$4.0	$—	$(4.0)	$—
Gas Marketing:
NYMEX/ICE natural gas contracts	19.4	—	(19.3)	0.1
Natural gas commodity contracts	—	42.7	(3.6)	39.1
Total	$23.4	$42.7	$(26.9)	$39.2

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of March 31, 2026
ASSETS
U.S. stock/bond mutual funds	$26.4	$—	$—	$26.4
NYMEX/ICE natural gas contracts	2.8	—	(2.8)	—
Total	$29.2	$—	$(2.8)	$26.4
LIABILITIES
NYMEX/ICE natural gas contracts	$13.4	$—	$(2.8)	$10.6

As of September 30, 2025
ASSETS
U.S. stock/bond mutual funds	$27.5	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	(2.9)	—
Total	$30.4	$—	$(2.9)	$27.5
LIABILITIES
NYMEX/ICE natural gas contracts	$25.9	$—	$(1.3)	$24.6

As of March 31, 2025
ASSETS
U.S. stock/bond mutual funds	$24.6	$—	$—	$24.6
NYMEX/ICE natural gas contracts	17.5	—	(17.5)	—
Total	$42.1	$—	$(17.5)	$24.6
LIABILITIES
NYMEX/ICE natural gas contracts	$4.0	$—	$(4.0)	$—

11. PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Spire
Service cost – benefits earned during the period	$4.3	$4.3	$8.6	$8.8
Interest cost on projected benefit obligation	6.2	5.8	12.3	11.8
Expected return on plan assets	(6.8)	(6.4)	(13.7)	(12.9)
Amortization of prior service credit	(1.3)	(1.2)	(2.3)	(2.3)
Amortization of actuarial loss	1.5	1.6	2.9	3.2
Subtotal	3.9	4.1	7.8	8.6
Regulatory adjustment	6.6	9.2	12.4	18.1
Net pension cost	$10.5	$13.3	$20.2	$26.7

Spire Missouri
Service cost – benefits earned during the period	$2.9	$2.8	$5.8	$5.7
Interest cost on projected benefit obligation	4.2	4.0	8.3	8.0
Expected return on plan assets	(4.4)	(4.3)	(8.8)	(8.8)
Amortization of prior service credit	(0.6)	(0.5)	(1.0)	(1.0)
Amortization of actuarial loss	1.0	1.0	1.9	2.0
Subtotal	3.1	3.0	6.2	5.9
Regulatory adjustment	6.2	7.4	11.3	14.8
Net pension cost	$9.3	$10.4	$17.5	$20.7

Spire Alabama
Service cost – benefits earned during the period	$1.2	$1.3	$2.4	$2.7
Interest cost on projected benefit obligation	1.3	1.2	2.6	2.5
Expected return on plan assets	(1.6)	(1.3)	(3.2)	(2.6)
Amortization of prior service credit	(0.6)	(0.6)	(1.2)	(1.2)
Amortization of actuarial loss	0.5	0.6	1.0	1.2
Subtotal	0.8	1.2	1.6	2.6
Regulatory adjustment	0.4	1.6	0.9	2.9
Net pension cost	$1.2	$2.8	$2.5	$5.5

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and six months ended March 31, 2026 and 2025, no plans met the criteria for settlement accounting.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Through March 31, 2026, there were fiscal 2026 contributions to Spire Missouri’s and Spire Alabama’s pension plans totaling $8.8 and $2.8, respectively. Contributions totaling $13.3 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2026. Contributions to Spire Alabama’s pension plan for the remainder of fiscal 2026 are anticipated to be $4.2.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Spire
Service cost – benefits earned during the period	$0.9	$1.0	$1.9	$2.1
Interest cost on accumulated postretirement benefit obligation	1.8	1.8	3.5	3.6
Expected return on plan assets	(4.4)	(4.2)	(8.9)	(8.4)
Amortization of prior service cost	0.1	—	0.3	—
Amortization of actuarial gain	(1.8)	(1.5)	(3.8)	(3.0)
Subtotal	(3.4)	(2.9)	(7.0)	(5.7)
Regulatory adjustment	2.1	1.2	4.0	2.3
Net postretirement benefit income	$(1.3)	$(1.7)	$(3.0)	$(3.4)

Spire Missouri
Service cost – benefits earned during the period	$0.7	$0.8	$1.5	$1.7
Interest cost on accumulated postretirement benefit obligation	1.3	1.3	2.5	2.6
Expected return on plan assets	(2.9)	(2.7)	(5.9)	(5.5)
Amortization of prior service cost	0.1	—	0.3	0.1
Amortization of actuarial gain	(1.7)	(1.3)	(3.4)	(2.6)
Subtotal	(2.5)	(1.9)	(5.0)	(3.7)
Regulatory adjustment	2.5	1.6	4.9	3.2
Net postretirement benefit income	$—	$(0.3)	$(0.1)	$(0.5)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2	$0.4	$0.4
Interest cost on accumulated postretirement benefit obligation	0.5	0.5	1.0	1.0
Expected return on plan assets	(1.4)	(1.4)	(2.8)	(2.7)
Amortization of prior service credit	—	—	—	(0.1)
Amortization of actuarial gain	—	(0.1)	(0.1)	(0.1)
Subtotal	(0.7)	(0.8)	(1.5)	(1.5)
Regulatory adjustment	(0.4)	(0.4)	(0.9)	(0.9)
Net postretirement benefit income	$(1.1)	$(1.2)	$(2.4)	$(2.4)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through March 31, 2026 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

12. SEGMENT INFORMATION

Spire

Spire’s chief operating decision maker ("CODM") is the chief executive officer. The CODM evaluates the performance of the segments based on the computation of net income. The CODM uses net income to allocate resources and determine reinvestment for each segment, predominantly in the annual budget and forecasting process. Net Income is also used to monitor budget versus actual results to assess performance of the segment and establish management compensation. The CODM does not receive asset information for the individual reportable segment.

Change in Reportable Segments

Historically, the Company managed its business as three reportable segments: Gas Utility, Gas Marketing, and Midstream. During the second and third quarters of fiscal year 2026, the Company entered into separate agreements to sell Spire Marketing Inc. to Boardwalk and Spire Storage to Subterra Energy Holdings, LLC, an affiliate of I Squared Capital, respectively. Spire Marketing substantially represented the entirety of the Gas Marketing segment, and Spire Storage represented a substantial portion of the Midstream segment. These disposals qualify as discontinued operations under ASC 205-20, and the results of Spire Marketing and Spire Storage have been reclassified to discontinued operations for all periods presented. See Note 3 — Divestitures for further information. The remaining assets and results of operations previously reported within Midstream that do not qualify as discontinued operations are now presented within Other net income.

Spire Mississippi, a regulated utility serving south-central Mississippi including Hattiesburg, is a component of the Company’s Southeast Utilities operating segment, which is reported within the Company’s Gas Utility reportable segment. On March 12, 2026, the Board approved the contemplated sale of Spire Mississippi, subject to certain conditions. Spire Mississippi has been classified as held for sale as of March 12, 2026. As this transaction does not meet the criteria for discontinued operations, Spire Mississippi's results of operations continue to be reported within the Gas Utility segment; however, its assets and liabilities have been reclassified as held for sale on the consolidated balance sheet. See Note 3 — Divestitures for further information. As a result of the change in reportable segments in the current reporting period, the performance of the reportable segment changed from adjusted earnings to net income.

Current Reportable Segment

The Company has one reportable segment: Gas Utility. The Gas Utility reportable segment represents the aggregation of the Company’s regulated natural gas utility operating segments, which have similar economic characteristics, including Spire Missouri, Southeast Utilities, and Spire Tennessee. These operating segments comprise the Company’s natural gas utility operations, which consist of: Spire Missouri Inc. (“Spire Missouri”), serving areas of Missouri, including the St. Louis and Kansas City regions; Spire Alabama Inc., Spire Gulf Inc., and Spire Mississippi Inc. (“Spire Mississippi”) (collectively referred to as Southeast Utilities), serving central and northern and southern Alabama, southwestern Alabama, and south‑central Mississippi, respectively (with Spire Mississippi classified as held for sale); and Spire Tennessee Inc., serving the Nashville metropolitan area and surrounding communities in Middle Tennessee.

Prior-period segment information has been restated to exclude discontinued operations and conform with the current presentation.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. The basis of accounting for intersegment transactions is the same as that for third party transactions. For more information about segment revenue, see Note 4, Revenue.

Historically, the Company's intersegment transactions included sales of natural gas from Spire Marketing to Spire Missouri, Spire Alabama and Spire Storage; sales of natural gas from Spire Missouri to Spire Marketing; storage services from Spire Storage to Spire Missouri and Spire Marketing; and natural gas transportation services provided by Spire MoGas Pipeline to Spire Missouri and Spire Marketing. As a result of the classification of Spire Marketing and Spire Storage as discontinued operations during the second quarter of fiscal 2026, transactions between these entities and the Company's continuing operations are no longer presented as intersegment eliminations. For all periods presented, the continuing operations' side of these transactions are reflected in the respective expense line items of the Gas Utility segment, while the corresponding revenue and expense of the discontinued entities are included within Income from discontinued operations, net of tax. See Note 3 - Divestitures for additional information.

The Company's remaining transactions consist of natural gas transportation services provided by Spire MoGas Pipeline to the Gas Utility segment. These transactions continue to be eliminated in consolidation.

Spire

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present information about Spire’s Gas Utility segment revenue, segment expenses, and net income.

	Three Months Ended March 31,		Six Months Ended March 31,
(In millions)	2026	2025	2026	2025
Gas utility operating revenues	$1,014.9	$970.2	$1,708.2	$1,583.7
Other and eliminations(c)	5.1	6.2	10.5	10.7
Operating revenues	1,020.0	976.4	1,718.7	1,594.4
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	460.2	485.9	773.3	767.2
Operation and maintenance expense	122.0	122.8	241.7	237.8
Depreciation and amortization expense	81.6	69.5	156.4	137.6
Interest expense	35.3	33.8	72.1	68.9
Income tax expense	56.4	45.2	80.5	61.3
Other segment items(a)	32.7	24.0	59.0	48.6
Other net loss(b)	(14.2)	(5.9)	(30.3)	(11.6)
Net income from discontinued operations, net of tax	64.6	20.0	71.8	29.2
Net income	$282.2	$209.3	$377.2	$290.6
Capital expenditures	$187.9	$177.3	$384.6	$395.1

(a) Other segment items include taxes other than income excluding gross receipt tax, and miscellaneous income and deductions.

(b) Other net loss of the Company's consolidated information include Spire's subsidiaries include subsidiaries engaged in the transportation of natural gas, risk management, among other activities, and unallocated corporate items, including transition and transaction cost associated with the Tennessee acquisition and financing costs.

(c) Includes other operating revenues net of elimination of Spire subsidiaries noted in (b) above.

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

Financial data related to gross receipt taxes and capital expenditures are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Spire Missouri	2026	2025	2026	2025
Gross Receipt Taxes	42.1	39.9	63.8	59.4
Capital Expenditures	135.2	143.8	283.2	322.1

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

Financial data related to gross receipt taxes and capital expenditures are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
Spire Alabama	2026	2025	2026	2025
Gross Receipt Taxes	12.5	13.4	19.3	19.1
Capital Expenditures	45.1	28.6	86.4	63.1

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place at March 31, 2026, are estimated at $1,762.9, $1,295.0, and $553.1 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on research and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.0 of capital to the partnerships as and when requested by the respective general partners. As of March 31, 2026, the total remaining unfunded commitment was $15.0.

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

To date, costs incurred for all Spire MGP sites for investigation, remediation and monitoring have not been material. However, the amount of costs relative to future remedial actions at these and other sites is unknown and may be material. The actual future costs that Spire Missouri, Spire Alabama, Spire Tennessee may incur could be materially higher or lower depending upon several factors, including whether remediation will be required, final selection and regulatory approval of any remedial actions, changing technologies and government regulations, the ultimate ability of other PRPs to pay, and any insurance recoveries.

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

In May 2023, Spire Missouri was approached by a real estate developer interested in purchasing the northern half of the second site, Station A, and developing the same for industrial purposes. Consequently, Spire Missouri entered into a cost sharing agreement for remedial investigation with other PRPs. The site developer, Spire Missouri and the PRPs collectively designed a site investigation plan which was submitted to the MoDNR and approved by the agency on August 27, 2024. A lead environmental engineering firm is now managing the ongoing site investigation process and has prepared a report on its findings to date which is being reviewed by the PRPs and the landowners for potential submission to the MoDNR. However, the developer has now withdrawn its option to purchase the northern half of the Station A property and has not yet fulfilled its obligation to ensure completion of the final stage of initial investigation.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events made Spire Marketing subject to various commercial disputes, all of which have been settled and reflected in the financial statements in previous periods. As a result of participating in the Oklahoma natural gas market, Spire Marketing has become subject, along with other market participants, to a complaint filed in January 2025 by the State of Oklahoma related to its transactions with various counterparties in the state during this period. The Company’s management is currently assessing this matter but does not believe it will have a material impact on the Company’s financial position, results of operations or cash flow. The Company will retain liability excess of a defined threshold following the closing of the sale of Spire Marketing.

In August 2024, a Tennessee trial court jury awarded a verdict of $18.6 (inclusive of prejudgment interest) against Piedmont Natural Gas Co. (PNG) in a land condemnation case involving BlueRoad Fontanel, LLC. This liability was assumed by Spire Tennessee Inc. pursuant to the Asset Purchase Agreement dated July 27, 2025. PNG appealed the decision, and the Tennessee Court of Appeals affirmed the judgment on April 1, 2026. Spire Tennessee Inc. is in the process of being substituted as the defendant party, and filing an Application for Permission to Appeal the judgment to the Tennessee Supreme Court. Post-judgment interest continues to accrue, and is approximately $3.2 through April 2026. An adjustment was recorded to the opening balance sheet as an assumed liability to account for the judgment inclusive of accrued interest. The Company continues to evaluate the recoverability of any potential loss through future regulatory proceedings.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 6, 2026, the date on which these condensed consolidated financial statements were issued.

Completion of Sale of Spire Marketing

On April 30, 2026, the Company completed the previously announced sale of all of the issued and outstanding membership interests of Spire Marketing to Boardwalk for $212.0 in cash, subject to customary post-closing adjustments. The closing followed the satisfaction of all material closing conditions, including the conversion of Spire Marketing from a Missouri corporation to a Delaware limited liability company and compliance with applicable regulatory approvals. The proceeds from the sale were used to partially repay borrowings incurred in connection with the Piedmont Tennessee Transaction and for general corporate purposes. See Note 3 - Divestitures for additional information regarding the classification of Spire Marketing as a discontinued operation.

Agreement to Sell Spire Storage

On April 14, 2026, Spire Midstream LLC, a wholly-owned subsidiary of Spire, entered into a Membership Interest Purchase Agreement with Subterra Energy Holdings, LLC, an affiliate of I Squared Capital, for the sale of all of the issued and outstanding membership interests of Belle Butte LLC. Belle Butte LLC owns all of the outstanding membership interests in Spire Storage West LLC and Spire Storage Salt Plains LLC. Total consideration for the transaction is approximately $650.0, consisting of $600.0 payable in cash at closing and a $50.0 fixed deferred payment expected to be received in fiscal 2027. The transaction is subject to customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other regulatory approvals, and is expected to close during the second half of fiscal year 2026. See Note 3 - Divestitures for additional information regarding the classification of Spire Storage as a discontinued operation.

Agreement to Sell Spire Mississippi

On April 21, 2026, Spire EnergySouth Inc., a wholly-owned subsidiary of Spire, entered into a Stock Purchase Agreement with Delta Mississippi Gas Company, LLC, for the sale of all of the issued and outstanding shares of Spire Mississippi Inc. for a cash purchase price of $75.0, subject to customary purchase price adjustments. Closing is expected in the first quarter of fiscal year 2027, subject to the regulatory approval of the Mississippi Public Service Commission and other customary closing conditions. Upon certain qualifying terminations, the purchaser will be required to pay a reverse termination fee of $7.5. Spire Mississippi is classified as held for sale within continuing operations. See Note 3 - Divestitures for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share amounts)

This section analyzes the financial condition and results of operations of Spire Inc. (the “Company”), Spire Missouri Inc., and Spire Alabama Inc. Spire Missouri, Spire Alabama and Spire EnergySouth are wholly-owned subsidiaries of the Company. Spire Missouri, Spire Alabama, the subsidiaries of Spire EnergySouth (Spire Gulf and Spire Mississippi), and Spire Tennessee are collectively referred to as the “Utilities.” This section includes management’s view of factors that affect the respective businesses of the Company, Spire Missouri and Spire Alabama, explanations of financial results including changes in earnings and costs from the prior periods, and the effects of such factors on the Company’s, Spire Missouri’s and Spire Alabama’s overall financial condition and liquidity.

Certain matters discussed in this report, excluding historical information, include forward-looking statements. All statements, other than statements of historical fact, including statements regarding our expectations, plans and objectives for future performance, future operating results, earnings guidance, capital investment plans, and the expected timing and benefits of, and risks associated with, acquisitions, dispositions and related integration and transition activities (including the acquisition of the Piedmont Natural Gas Tennessee business, the sale of Spire Marketing and the announced sales of Spire Storage and Spire Mississippi), are forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results or outcomes to differ materially from those contemplated in any forward-looking statement are:

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

•
The satisfaction of conditions to, and the timing and completion of, the announced dispositions (including receiptof required regulatory approvals).

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements, Spire Missouri’s and Spire Alabama’s Condensed Financial Statements, and the notes thereto.

RECENT EVENTS

Acquisition of Tennessee Piedmont Natural Gas business. On March 31, 2026, Spire completed the acquisition of the Tennessee assets of Piedmont Natural Gas, a wholly-owned subsidiary of Duke Energy, to acquire its Tennessee natural gas business for a total cash purchase price of $2.50 billion. The Company expects the acquisition to increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S. and expand regulatory diversity. Upon closing, Piedmont’s Tennessee business began doing business as Spire Tennessee.

Sale of Spire Marketing. On March 28, 2026, Spire, entered into an agreement to sell Spire Marketing Inc., to Boardwalk. The transaction provides for a cash purchase price of $212.0, subject to customary closing adjustments, and is expected to be accounted for as a disposition upon closing.

Sale of Spire Storage. On April 14, 2026, Spire, entered into an agreement to sell Spire Storage to Subterra Energy Holdings, LLC an affiliate of I Squared Capital. The transaction provides for total consideration of approximately $650.0, consisting of $600.0 payable in cash at closing and a $50.0 deferred payment expected to be received in fiscal 2027, subject to customary closing adjustments, and is expected to be accounted for as a disposition upon closing.

Sale of Spire Mississippi. On April 21, 2026, Spire entered into an agreement to sell Spire Mississippi Inc., to Delta Utilities. The transaction provides for a cash purchase price of $75.0, subject to customary purchase price adjustments, and is expected to close during the second half of Spire’s fiscal year 2026, subject to regulatory approval by the Mississippi Public Service Commission and other customary closing conditions.

Sale of Non-Core Equity Interest. During the second quarter of fiscal 2026, the Company completed the sale of a non-core equity interest that was outside its reportable segments. The investment had previously been accounted for under the equity method and was carried at an immaterial value. The Company received approximately $30.0 in cash proceeds and recognized a pre-tax gain of approximately $28.9, which is included in “Gain on Sale of Subsidiary” in the Condensed Consolidated Statements of Operations.

For additional information on the transaction above, see Note 2 – Acquisitions and Note 3 - Divestitures.

OVERVIEW

Due to recently announced corporate transactions the Company has one reportable segment: Gas Utility. See Note 12 - Segment Information for additional information on Spire’s segment structure. Spire’s earnings are derived primarily from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the volumetric Spire Missouri rate design, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

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

Gas Utility - Spire Tennessee

Spire Tennessee is the largest investor-owned natural gas distribution utility in the state of Tennessee and is regulated by the TPUC.Spire Tennessee is a regulated natural gas utility engaged in the purchase, retail distribution, and sale of natural gas to more than 200,000 customers primarily in the Nashville metropolitan area and surrounding communities in Tennessee. Spire Tennessee delivers natural gas to customers at rates and in accordance with tariffs authorized by the TPUC. The earnings of Spire Tennessee are primarily generated by the sale of heating energy.

Gas Utility – Spire EnergySouth

Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to approximately 100,000 customers in southern Alabama and south-central Mississippi. Spire Gulf is regulated by the APSC, and Spire Mississippi is regulated by the MSPSC.

Other

Other components of the Company’s consolidated information include Spire’s subsidiaries include subsidiaries engaged in the transportation of natural gas, risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

Adjusted Earnings and Adjusted Earnings Per Share

Adjusted earnings and adjusted earnings per share are non-GAAP measures that exclude from net income to the extent incurred in a given period the impacts of acquisition, divestiture and restructuring activities, the largely non-cash impacts of impairments, and the impact of certain regulatory, legislative or GAAP standard-setting actions. Second quarter fiscal 2026 excludes the cost of redemption of preferred stock. In addition, adjusted earnings per share would exclude the impact, in the fiscal year of issuance, of any shares issued to finance such activities that have yet to be included in adjusted earnings.

Contribution Margin

In addition to operating revenues and operating expenses, management also uses the non-GAAP measure of contribution margin when evaluating results of operations. Contribution margin is defined as operating revenues less natural gas costs and gross receipts tax expense. The Utilities pass to their customers (subject to prudence review by, as applicable, the MoPSC, APSC, MSPSC or TPUC) increases and decreases in the wholesale cost of natural gas in accordance with their PGA clauses or GSA riders. The volatility of the wholesale natural gas market results in fluctuations from period to period in the recorded levels of, among other items, revenues and natural gas cost expense. Nevertheless, increases and decreases in the cost of gas associated with system gas sales volumes and gross receipts tax expense (which are calculated as a percentage of revenues), with the same amount (excluding immaterial timing differences) included in revenues, have no direct effect on operating income. Therefore, management believes that contribution margin is a useful supplemental measure, along with the remaining operating expenses, for assessing the Company’s and the Utilities’ performance.

EARNINGS – THREE MONTHS ENDED March 31, 2026

This section contains discussion and analysis of the results for the three months ended March 31, 2026 compared to the results for the three months ended March 31, 2025, in total and by registrant and segment.

Spire

Total Company

Net income for the quarter was $282.2 versus $209.3 in the prior-year quarter. The increase was driven by the continuing operations of our utilities, which increased by $36.6, partially offset by higher corporate expenses and pipeline operations, net, of $8.3, combined with discontinued operations, which increased $44.6. Growth at Spire Marketing was the principal driver of the growth in net income from discontinued operations. The Company will describe further the results of its ongoing business.

Continuing Operations

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Three Months Ended March 31, 2026
Net Income [GAAP]	$231.8	$(14.2)	$64.6	$282.2	$4.60
Net Income (Loss) Continuing Operations	231.8	(14.2)	—	217.6	3.51
Net Income Discontinued Operations	—	—	64.6	64.6	1.09

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP]	$231.8	$(14.2)	$217.6	$3.51
Adjustments, pre-tax:
Acquisition activities*	—	30.8	30.8	0.52
Goodwill impairment	3.9	—	3.9	0.07
Gain on sale of subsidiary	—	(28.9)	(28.9)	(0.49)
Income tax adjustments**	(0.9)	1.2	0.3	0.01
Preferred share redemption costs***				0.14
Adjusted Earnings (Loss) [Non-GAAP]	$234.8	$(11.1)	$223.7	$3.76

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Three Months Ended March 31, 2025
Net Income (Loss) [GAAP]	$195.2	$(5.9)	$20.0	$209.3	$3.51
Net Income (Loss) Continuing Operations	195.2	(5.9)	—	$189.3	3.17
Net Income Discontinued Operations	—	$—	$20.0	$20.0	0.34

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP] and Adjusted Earnings (Loss) [Non-GAAP]	$195.2	$(5.9)	$189.3	$3.17

* Includes transaction, transition and financing costs for the Piedmont Tennessee Transaction.

** Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

*** Adjusted earnings per share is calculated by replacing consolidated net income with consolidated adjusted earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares and in the second quarter of 2026, excludes the $8.0 impact of the February 2026 cost of redemption of Spire’s 5.9% Series A Preferred Stock, including related depositary shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility Segment	Other	Eliminations	Consolidated
Three Months Ended March 31, 2026
Operating Income (Loss) [GAAP]	$325.1	$(21.6)	$—	$303.5
Operation and maintenance expenses	122.0	36.2	(4.6)	153.6
Depreciation and amortization	81.6	2.9	—	84.5
Taxes, other than income taxes	82.3	0.8	—	83.1
Less: Gross receipts tax expense	(56.3)	—	—	(56.3)
Contribution Margin [Non-GAAP]	554.7	18.3	(4.6)	568.4
Natural gas costs	403.9	1.5	(10.1)	395.3
Gross receipts tax expense	56.3	—	—	56.3
Operating Revenues	$1,014.9	$19.8	$(14.7)	$1,020.0

Three Months Ended March 31, 2025
Operating Income [GAAP]	$272.0	$5.9	$—	$277.9
Operation and maintenance expenses	122.8	9.2	(4.5)	127.5
Depreciation and amortization	69.5	2.9	—	72.4
Taxes, other than income taxes	75.1	0.8	—	75.9
Less: Gross receipts tax expense	(55.1)	—	—	(55.1)
Contribution Margin [Non-GAAP]	484.3	18.8	(4.5)	498.6
Natural gas costs	430.8	1.8	(9.9)	422.7
Gross receipts tax expense	55.1	—	—	55.1
Operating Revenues	$970.2	$20.6	$(14.4)	$976.4

Select variances for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025 are summarized in the following table and discussed below.

	Gas Utility	Other, Net of
Variances: Fiscal 2026 Versus Fiscal 2025	Segment	Eliminations	Consolidated
Net Income (Loss)	$36.6	$(8.3)	$28.3
Adjusted Earnings (Loss) [Non-GAAP]	39.6	(5.2)	34.4
Operating Revenues	44.7	(1.1)	43.6
Contribution Margin [Non-GAAP]	70.4	(0.6)	69.8
Operation and Maintenance Expenses	(0.8)	26.9	26.1
Interest Expense			(17.3)
Other Income			1.4
Income Tax			6.4

The increase in interest expense reflects higher average long-term debt rates and higher levels of long-term debt in the current year, which includes the financing activity undertaken for the Piedmont Tennessee Transaction. Financing costs related to the acquisition activity totaled approximately $5.8 in the current quarter. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt. Weighted-average short-term interest rates were 3.8% in the current-year quarter versus 4.5% in the prior-year quarter.

Other income increased $1.4 versus the prior-year quarter. The principal driver of the variance was favorable interest income that was only partly offset with unfavorable investment activity with non-qualified benefit trusts.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

The Company’s other activities generated a $14.2 loss in the three months ended March 31, 2026, $8.3 higher than the prior year period. The major contributor to this variance was $30.8 pre-tax of current year costs associated with the pending Piedmont Tennessee acquisition that was mostly offset by the $28.9 gain on the sale of a non-core subsidiary. Higher corporate expenses and interest expense in the current year were the other contributors to the higher current year loss.

For the quarter ended March 31, 2026, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $36.6 and $39.6, respectively. The quarterly net income change was driven by the improved performance of Spire Missouri and Spire Alabama totaling $37.3 and $2.0, respectively, partially offset by the $3.0 (after-tax) goodwill impairment associated with the pending sale of Spire Mississippi.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri Rate Case Implementation	$78.4
Spire Missouri and Spire Alabama – Off-system sales and capacity release	8.3
Spire Alabama – Annual RSE update	7.4
Spire Alabama and Spire Missouri – Volumetric usage	(29.5)
Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	(13.6)
Spire Alabama – Net change, customer refund reserve	(7.2)
All other factors (net)	0.9
Total Variation	$44.7

The primary driver of the current year increase in revenue was the $78.4 impact of the October 2025 Missouri rate case implementation. Current year revenue also benefited from higher off system sales. Spire Alabama’s favorable annual RSE update impact of $7.4 was almost completely offset by the year-over-year $7.2 increase in the customer refund provision. These favorable impacts more than offset the $29.5 negative impact of lower volume usage net of weather mitigation adjustments and the $13.6 reduction attributable to lower gas cost recoveries.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri Rate Case Implementation	$78.4
Spire Missouri and Spire Alabama – Off-system sales and capacity release	4.0
Spire Alabama – Annual RSE update	7.1
Spire Missouri and Spire Alabama– Volumetric margin net of weather mitigation	(12.2)
Spire Alabama – Net change, customer refund reserve	(6.9)
Total Variation	$70.4

Contribution margin increased $70.4 versus the prior-year quarter. Contribution margin benefited from the $78.4 impact of the October 2025 Missouri rate case implementation, combined with $4.0 higher off system sales. As previously disclosed, most of the Alabama RSE benefit was offset by year-over-year changes to the customer refund provision. These favorable impacts more than offset the $12.2 negative volumetric margin net of weather mitigation at Spire Missouri and Spire Alabama.

Reported operation and maintenance (“O&M”) expenses for the three months ended March 31, 2026 were $0.8 lower than the prior-year quarter as higher expense levels for non-payroll operations and bad debt expense were more than offset by lower employee-related costs and administrative expenses.

Depreciation and amortization expenses for the quarter ended March 31, 2026 were $12.1 higher than the same period in the prior year primarily driven by rate changes at Spire Missouri and Spire Alabama, combined with continued infrastructure capital expenditures across all the Utilities.

Taxes, other than income taxes, increased $7.2, due to $1.2 higher gross receipts taxes resulting from higher revenues, combined with higher property tax expense due primarily to higher amortization levels of regulatory deferrals in Missouri along with continued infrastructure investments.

Interest expense increased $1.5. While both Spire Missouri and Spire Alabama benefited from lower average short-term interest rates in the current year, the impact at Spire Missouri was more than offset by the impact of higher average levels of long-term debt in the current year.

Spire Missouri

	Three Months Ended March 31,
	2026	2025
Operating Income [GAAP]	$204.8	$154.0
Operation and maintenance expenses	81.0	77.8
Depreciation and amortization	55.8	47.0
Taxes, other than income taxes	63.4	55.4
Less: Gross receipts tax expense	(42.1)	(39.9)
Contribution Margin [Non-GAAP]	362.9	294.3
Natural gas costs	333.3	337.4
Gross receipts tax expense	42.1	39.9
Operating Revenues	$738.3	$671.6
Net Income	$150.2	$112.9

Operating revenues for the quarter ended March 31, 2026 were $66.7 higher than the comparable prior-year period. The increase was primarily the result of three drivers: $78.4 due to implementation of the most recent rate case, higher off-system sales of $7.7, and $2.2 higher gross receipts tax. These favorable impacts were only partly offset by $9.0 lower gas cost recoveries and negative volume impact (net of weather mitigation) of $12.5.

Contribution margin for the three months ended March 31, 2026 increased $68.6 from the same period in the prior year, primarily due to the $78.4 increase relating to implementation of the most recent rate case, combined with the $3.0 impact of higher off-system sales. These favorable impacts more than offset the unfavorable $12.5 weather-mitigated margin impact.

Degree days in Spire Missouri’s service areas during the three months ended March 31, 2026 were 13.1% warmer than normal, and 13.6% warmer than the comparable prior year period. Spire Missouri’s total system volume sold and transported were 629.5 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 731.1 million CCF for the same period in the prior year. Total off-system volume sold and transported were 17.3 million CCF for the current-year quarter, compared with 25.9 million CCF a year ago.

O&M expenses for the current-year quarter increased $3.2 versus the prior-year quarter. This increase reflects higher expense levels for non-payroll operations and bad debt expense that were only partly offset by employee-related costs.

Depreciation and amortization expenses increased $8.8 versus the prior-year quarter due to higher rates approved in the recent rate case, in addition to ongoing capital investments.

Taxes, other than income taxes increased $8.0, driven by higher pass-through gross receipts taxes, and higher property taxes due to higher amortization levels of regulatory deferrals along with continued infrastructure investments.

Interest expense increased $1.9, reflecting higher average levels of long-term debt in the current year. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt.

Resulting net income for the quarter ended March 31, 2026 increased $37.3 versus the prior-year quarter.

Spire Alabama

	Three Months Ended March 31,
	2026	2025
Operating Income [GAAP]	$102.7	$100.6
Operation and maintenance expenses	33.9	37.6
Depreciation and amortization	21.1	17.9
Taxes, other than income taxes	15.7	16.7
Less: Gross receipts tax expense	(12.5)	(13.4)
Contribution Margin [Non-GAAP]	160.9	159.4
Natural gas costs	57.2	79.6
Gross receipts tax expense	12.5	13.4
Operating Revenues	$230.6	$252.4
Net Income	$72.0	$70.0

Operating revenues for the three months ended March 31, 2026 decreased $21.8 from the same period in the prior year. This decrease was attributable to unfavorable volume impacts of $17.o, a year-over year net increase in the customer refund provision of $7.2, and a $4.6 decrease in gas cost recoveries. These negative impacts more than offset the $7.4 increase resulting from the annual RSE update.

Contribution margin was $1.5 higher versus the prior-year quarter, driven primarily by the favorable $7.1 annual RSE rate update, combined with $1.0 increase attributable to off-system sales. These impacts were only partly offset by a $6.9 decline relating to the year-over year net increase in the customer refund provision.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended March 31, 2026, were 9.8% warmer than normal, and 11.2% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 316.9 million CCF for the three months ended March 31, 2026, compared with 344.8 million CCF for the same period in the prior year. Total off-system volume sold and transported were 18.0 million CCF for the current-year quarter, compared with 18.8 million CCF off-system volume sold and transported in last year’s first quarter.

Reported O&M expenses for the three months ended March 31, 2026 decreased $3.7 versus the prior-year quarter. This reduction was primarily driven by lower expense levels for non-payroll operations, combined with lower employee-related costs.

Depreciation and amortization expenses increased $3.2 versus the prior-year period due to rate changes and ongoing capital investments.

Interest expense for the current-year quarter decreased $0.4 versus the prior-year quarter, primarily the result of lower average long-term debt levels combined with lower short-term interest rates, which more than offset higher current year average short-term borrowings.

For the quarter ended March 31, 2026, resulting net income increased $2.0 versus the prior-year quarter.

EARNINGS – SIX MONTHS ENDED March 31, 2026

This section contains discussion and analysis of the results for the six months ended March 31, 2026 compared to the results for the six months ended March 31, 2025, in total and by registrant and segment.

Spire

Total Company

Net income for the year-to-date ended March 31, 2026 was $377.2 versus $290.6 in the comparable prior-year period. The increase was driven by the continuing operations of our utilities, which increased by $62.7, partially offset by higher corporate expenses and pipeline operations, net, of $18.7, combined our discontinued operations, which increased $42.6. Growth at Spire Marketing was the primary driver of the growth in net income from discontinued operations. The Company will describe further the results of its ongoing business.

Continuing Operations

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Six Months Ended March 31, 2026
Net Income [GAAP]	$335.7	$(30.3)	$71.8	$377.2	$6.14
Net Income (Loss) Continuing Operations	335.7	(30.3)		305.4	4.93
Net Income Discontinued Operations	—	—	71.8	71.8	1.21

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP]	$335.7	$(30.3)	$305.4	$4.93
Adjustments, pre-tax:
Acquisition activities*	—	38.8	38.8	$0.66
Goodwill impairment	3.9	—	3.9	$0.07
Gain on sale of subsidiary	—	(28.9)	(28.9)	$(0.49)
Income tax effect of adjustments**	(0.9)	(0.8)	(1.7)	(0.03)
Preferred share redemption costs***				0.14
Adjusted Earnings (Loss) [Non- GAAP]	$338.7	$(21.2)	$317.5	$5.28

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Six Months Ended March 31, 2025
Net Income [GAAP]	$273.0	$(11.6)	$29.2	$290.6	$4.86
Net Income (Loss) Continuing Operations	273.0	(11.6)		261.4	4.36
Net Income Discontinued Operations	—	—	29.2	29.2	0.50

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP] and Adjusted Earnings (Loss) [Non- GAAP]	$273.0	$(11.6)	$261.4	$4.36

* Includes transaction, transition and financing costs for the Piedmont Tennessee Transaction.

** Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

***Adjusted earnings per share is calculated by replacing consolidated net income with consolidated adjusted earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares and in the second quarter of 2026, excludes the $8.0 impact of the February 2026 cost of redemption of Spire’s 5.9% Series A Preferred Stock, including related depositary shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility Segment	Other	Eliminations	Consolidated
Six Months Ended March 31, 2026
Operating Income [GAAP]	$486.7	$(21.3)	$—	$465.4
Operation and maintenance expenses	241.7	51.7	(9.2)	284.2
Depreciation and amortization	156.4	5.8	—	162.2
Taxes, other than income taxes	136.3	1.5	—	137.8
Less: Gross receipts tax expense	(86.2)	—	—	(86.2)
Contribution Margin [Non-GAAP]	934.9	37.7	(9.2)	963.4
Natural gas costs	687.1	2.3	(20.3)	669.1
Gross receipts tax expense	86.2	—	—	86.2
Operating Revenues	$1,708.2	$40.0	$(29.5)	$1,718.7

Six Months Ended March 31, 2025
Operating Income (Loss) [GAAP]	$399.8	$13.0	$—	$412.8
Operation and maintenance expenses	237.8	16.7	(8.8)	245.7
Depreciation and amortization	137.6	5.7	—	143.3
Taxes, other than income taxes	123.1	1.5	—	124.6
Less: Gross receipts tax expense	(81.8)	—	—	(81.8)
Contribution Margin [Non-GAAP]	816.5	36.9	(8.8)	844.6
Natural gas costs	685.4	2.5	(19.9)	668.0
Gross receipts tax expense	81.8	—	—	81.8
Operating Revenues	$1,583.7	$39.4	$(28.7)	$1,594.4

Select variances for the six m0nths ended March 31, 2026 compared to the six months ended March 31, 2025 are summarized in the following table and discussed below.

	Gas	Other, Net of
Variances: Fiscal 2026 Versus Fiscal 2025	Utility	Eliminations	Consolidated
Net Income (Loss)	$62.7	$(18.7)	$44.0
Adjusted Earnings (Loss) [Non-GAAP]	65.7	(9.6)	56.1
Operating Revenues	124.5	(0.2)	124.3
Contribution Margin [Non-GAAP]	118.4	0.4	118.8
Operation and Maintenance Expenses	3.9	34.6	38.5
Interest Expense			(29.1)
Other Income			6.1
Income Tax			10.6

The increase in interest expense reflects higher levels of long-term debt and corresponding higher average long-term debt rates in the current year, which includes the financing activity undertaken for the Piedmont Tennessee Transaction. Financing costs related to the acquisition activity totaled approximately $9.6 for the six months ended March 31, 2026.. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt. Weighted-average short-term interest rates were 4.1% in the current year versus 4.5% in the prior year.

Other income increased $6.1 versus the prior-year period. Excluding the NSC Transfer impact the increase was $3.5. The principal drivers of the increase was interest income and favorable mark-to-market activity and investment gains in non-qualified benefit trusts. These benefits more than offset a decline of gas-carrying cost credits at Spire Missouri.

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

The Company’s other activities generated a $30.3 loss in the six months ended March 31, 2026, $18.7 higher than the prior year period. The major contributor to this variance was $38.8 pre-tax of current year costs associated with the Piedmont Tennessee acquisition that was mostly offset by the $28.9 gain on the sale of a non-core subsidiary. Higher corporate expenses and interest expense in the current year were the other contributors to the higher current year loss.

For the year-to-date ended March 31, 2026, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $62.7 and $65.7, respectively. The year-to-date change in net income was driven by the $ 61.1 improved performance of Spire Missouri and the $5.9 increase from Spire Alabama, partly offset by the $3.0 (after-tax) goodwill impairment relating to the divestiture of Spire Mississippi.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri Rate Case Implementation	$132.6
Spire Missouri and Spire Alabama – Off-system sales and capacity release	16.7
Spire Alabama – Annual RSE update	8.1
Spire Missouri – Higher gross receipts taxes	4.4
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	2.3
Spire Alabama and Spire Missouri – Volumetric usage	(29.4)
Spire Alabama – Net change, customer refund reserve	(2.9)
Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	(6.3)
All other factors	(1.0)
Total Variation	$124.5

The primary driver of the current year increase in revenue was the $132.6 impact of the October 2025 Missouri rate case implementation. Current year revenue also benefited from higher off system sales of $16.7and Spire Alabama’s favorable annual RSE update impact of $8.1. These favorable impacts more than offset the $29.4 negative impact of lower volume usage net of weather mitigation adjustments, the $6.3 reduction attributable to lower gas cost recoveries, and the $2.9 net unfavorable change in the customer refund provision at Spire Alabama.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri Rate Case Implementation	132.6
Spire Missouri and Spire Alabama – Off-system sales and capacity release	5.4
Spire Alabama – Annual RSE update	7.9
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	2.3
Spire Alabama and Spire Missouri – Volumetric usage	(24.8)
Spire Alabama – Net change, customer refund reserve	(2.8)
All other factors	(2.2)
Total Variation	$118.4

Contribution margin increased $118.4 versus the prior year. Contribution margin benefited from the $132.6 impact of the October 2025 Missouri rate case implementation, $7.9 attributable to the Alabama RSE annual update, combined with $5.4 higher off system sales. As previously disclosed, most of the Alabama RSE benefit was offset by year-over-year changes to the customer refund provision. These favorable impacts more than offset the $24.8 negative volumetric margin net of weather mitigation at Spire Missouri and Spire Alabama and the $2.8 net unfavorable change to the Spire Alabama customer refund provision.

Reported operation and maintenance (“O&M”) expenses for the six months ended March 31, 2026 were $3.9 higher than the prior year. Excluding the NSC Transfer impact, O&M expenses were $1.3 higher than the comparable prior year period. Lower employee-related costs and administrative expenses more than offset higher expense levels for non-payroll operations and bad debt expense.

Depreciation and amortization expenses for the year-to-date ended March 31, 2026 were $18.9 higher than the same period in the prior year primarily driven by rate changes at Spire Missouri and Spire Alabama, combined with continued infrastructure capital expenditures across all the Utilities.

Taxes, other than income taxes, increased $13.2, due to $4.4 higher gross receipts taxes resulting from higher revenues, combined with higher property tax expense due primarily to higher amortization levels of regulatory deferrals in Missouri along with continued infrastructure investments.

Interest expense increased $3.2. While both Spire Missouri and Spire Alabama benefited from lower average short-term interest rates in the current year, the impact at Spire Missouri was more than offset by the impact of higher average levels of long-term debt in the current year.

Spire Missouri

	Six Months Ended March 31,
	2026	2025
Operating Income [GAAP]	$322.8	$239.4
Operation and maintenance expenses	160.7	154.0
Depreciation and amortization	108.6	92.7
Taxes, other than income taxes	105.2	92.0
Less: Gross receipts tax expense	(63.8)	(59.4)
Contribution Margin [Non-GAAP]	633.5	518.7
Natural gas costs	557.4	551.0
Gross receipts tax expense	63.8	59.4
Operating Revenues	$1,254.7	$1,129.1
Net Income	$227.4	$166.3

Operating revenues for the six months ended March 31, 2026 were $125.6 higher than the comparable prior-year period. The increase was primarily the result of four drivers: $132.6 due to implementation of the most recent rate case, higher off-system sales of $15.3, $4.4 higher gross receipts tax, and $2.3 incremental ISRS revenues. These favorable impacts were only partly offset by the $23.4 unfavorable volume impact (net of weather mitigation), and $5.3 lower gas cost recoveries.

Contribution margin for the six months ended March 31, 2026 increased $114.8 from the same period in the prior year, primarily due to the $132.6 increase relating to implementation of the most recent rate case, combined with the $3.8 impact of higher off-system sales and $2.3 incremental ISRS charges. These favorable impacts more than offset the unfavorable $23.4 weather-mitigated margin impact.

Degree days in Spire Missouri’s service areas during the six months ended March 31, 2026 were 11.5% warmer than normal, and 4.8% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 1,101.7 million centum (Latin for “hundred”) cubic feet (CCF) for the current year, compared with 1,181.7 million CCF for the same period in the prior year. Total off-system volume sold and transported were 47.0 million CCF for the current-year, compared with 47.9 million CCF a year ago.

O&M expenses for the six months ended March 31, 2026 increased $6.7 versus the corresponding prior-year period. Excluding the NSC Transfer impact, O&M expense increased $5.9. This increase reflects higher expense levels for non-payroll operations, insurance, and bad debt expense that were only partly offset by lower employee-related costs and administrative expenses.

Depreciation and amortization expenses increased $15.9 versus the prior-year period due to higher rates approved in the recent rate case, in addition to ongoing capital investments.

Taxes, other than income taxes increased $13.2, driven by higher pass-through gross receipts taxes and higher property taxes, due primarily to higher amortization levels of regulatory deferrals along with continued infrastructure investments.

Interest expense increased $4.0, reflecting higher average levels of long-term debt in the current year. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt.

Resulting net income for the six months ended March 31, 2026 increased $61.1 versus the six months ended March 31, 2025.

Spire Alabama

	Six Months Ended March 31,
	2026	2025
Operating Income [GAAP]	$135.7	$130.0
Operation and maintenance expenses	66.3	69.5
Depreciation and amortization	38.5	35.7
Taxes, other than income taxes	25.3	25.3
Less: Gross receipts tax expense	(19.3)	(19.1)
Contribution Margin [Non-GAAP]	246.5	241.4
Natural gas costs	106.5	112.3
Gross receipts tax expense	19.3	19.1
Operating Revenues	$372.3	$372.8
Net Income	$91.6	$85.7

Operating revenues for the six months ended March 31, 2026 decreased $0.5 from the same period in the prior year. This decrease was attributable to unfavorable volume impacts of $6.0, a year-over year net increase in the customer refund provision of $2.9, and a $1.0 decrease in gas cost recoveries. These negative impacts more than offset the $8.1 increase resulting from the annual RSE update.

Contribution margin was $5.1 higher versus the prior-year comparable period, driven primarily by the favorable $7.9 annual RSE rate update, combined with $1.6 increase attributable to off-system sales. These impacts were only partly offset by a $2.8 decline relating to the year-over year net increase in the customer refund provision and a $1.4 reduction resulting from lower (weather-mitigated) volume.

As measured in degree days, temperatures in Spire Alabama’s service area during the six months ended March 31, 2026, were 5.0% warmer than normal, but 0.2% colder than a year ago. Spire Alabama’s total system volume sold and transported were 560.2 million CCF for the six months ended March 31, 2026, compared with 604.6 million CCF for the same period in the prior year. Total off-system volume sold and transported were 33.5 million CCF for the current-year period, compared with 35.5 million CCF off-system volume sold and transported in the prior year period.

Reported O&M expenses for the six months ended March 31, 2026 decreased $3.2 versus the prior-year period. After excluding the impact of the NSC Transfer, O&M expenses in the current year quarter were $4.7 lower than the corresponding prior year period. This reduction was primarily driven by lower expense levels for non-payroll operations, combined with lower employee-related costs.

Depreciation and amortization expenses increased $2.8 versus the prior-year period due to rate changes and ongoing capital investments.

Interest expense for the current year decreased $0.7 versus the prior-year period, primarily the result of lower average long-term debt levels combined with lower short-term interest rates, which more than offset higher current year average short-term borrowings.

For the six months ended March 31, 2026, resulting net income increased $5.9 versus the six months ended March 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Six Months Ended March 31,
Cash Flow Summary	2026	2025
Net cash provided by operating activities	$491.4	$453.8
Net cash used in investing activities	(2,866.3)	(477.3)
Net cash provided by financing activities	2,419.3	34.6

For the six months ended March 31, 2026, net cash from operating activities increased $37.6 compared with the corresponding period of fiscal 2025, which included a $35.4 increase attributable to discontinued operations from the corresponding period of fiscal 2025. The key change was driven primarily by regulatory timing differences and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

For the six months ended March 31, 2026, net cash used in investing activities decreased by $2,389.0 compared with the same period in the prior year. The change was primary attributable to the Piedmont Tennessee Transaction. Total capital expenditures were $84.2 lower than last year, with a $10.9 spending decrease in the Utilities, and approximately $73.3 decreases related to discounting operations.

Lastly, for the six months ended March 31, 2026, net cash provided by financing activities increased $2,384.7 compared with the six months ended March 31, 2025. The increase was driven primarily by $3,325.0 in borrowings predominately related to Piedmont Tennessee Transaction, $200.0 of junior subordinated notes issuances, and $400.0 of senior notes refinancing. These increases were partially offset by $580.5 reduction in debt, and the redemption of $250.0 of preferred shares. Financing cash flows were also impacted by a $74.9 decrease in stock issuances and a $27.9 increase in financing costs compared with the prior year period.

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

Spire’s material cash requirements as of March 31, 2026, are related to the Piedmont Tennessee Transaction, capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. The acquisition required financing of $2.50 billion.

On April 30, 2026, Spire completed the sale of its gas marketing business, Spire Marketing Inc., and received cash proceeds of $212.0. The results of Spire Marketing have been classified as discontinued operations. The proceeds from this transaction increased the Company’s available liquidity and were used, or are expected to be used in the near term, primarily to reduce debt incurred in connection with the Piedmont Tennessee Transaction.

In April 2026, Spire also announced the planned sale of its natural gas storage business, Spire Storage, for total expected consideration of approximately $650.0, subject to customary closing conditions, including regulatory approvals. Spire Storage has been classified as discontinued operations. Between the date Spire Storage was classified as discontinued operations and the date the related transaction is completed, the Company remains exposed to risks associated with changes in market conditions, regulatory approvals, and other closing conditions that could affect the timing or ultimate completion of the transaction. Any delay or material change in the terms of this disposition could affect the Company’s anticipated liquidity and the timing of repayment of acquisition‑related borrowings.

During the pendency of the Spire Storage disposition, Spire expects to fund the operations of this business in the ordinary course, which is not expected to be material to the Company’s consolidated liquidity.

The Company does not expect to retain a financial interest in Spire Marketing or Spire Storage following their dispositions and does not anticipate material contingent liabilities that would remain with Spire after the completion of these transactions. If circumstances related to the disposition of Spire Storage were to change, the Company would reassess the impact on its liquidity, financial condition, and results of operations.

For information about these resources, see Note 8, Financing. Excluding the acquisition and divestitures, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Total Company capital expenditures are planned to be $797 for fiscal 2026.

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

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of March 31, 2026.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire’s $1,500.0 revolving credit facility. For information about these resources, see Note 8, Financing, of the Notes to Financial Statements in Item 1 and “Interest Rate Risk” under “Market Risk” below.

In addition to the commercial paper program and revolving credit facility, as part of funding of the Company’s previously announced Piedmont Tennessee acquisition, the Company entered into a Delayed Draw Term Loan Agreement providing up to $800.0 of senior unsecured delayed draw term loan commitments, consisting of a $600.0 Tranche A facility and a $200.0 Tranche B facility, maturing no later than March 30, 2027. Borrowings under Tranche A are expected to be used, together with cash on hand and/or capital markets proceeds, and related costs, while Tranche B borrowings may be used for general corporate purposes. Borrowings bear interest at either a base rate or adjusted term SOFR plus 0.85%, and the agreement includes a ticking fee on undrawn commitments. The DDTL Agreement contains customary covenants, including a maximum consolidated capitalization ratio of 70%, and customary events of default. For information about these resources, see Note 8, Financing.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 36% equity at March 31, 2026 and 47% equity at September 30, 2025, respectively. At March 31, 2026, Spire had outstanding principal of long-term debt totaling $6,296.5, of which $2,168.0 was issued by Spire Missouri, $715.0 was issued by Spire Alabama, and $3,413.6 was issued by Spire and other subsidiaries.

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

Effective October 27, 2024, Spire Missouri was authorized by the MoPSC to issue conventional term loans, first mortgage bonds, unsecured debt, preferred stock and common stock in an aggregate amount not to exceed $850.0 any time from that date through December 31, 2027. Under this authorization, through October 23, 2025, Spire Missouri has issued $74.4 of common stock and $350.0 of first mortgage bonds. Approximately $426.0 remains available for issuance under this authorization. Spire Alabama has no standing authority to issue long-term debt and must petition the APSC for each planned issuance.

On November 24, 2025, Spire issued $900.0 of junior subordinated notes, consisting of two $450.0 series maturing in 2056. The Series A notes bear interest at 6.250% until June 1, 2031, and the Series B notes bear interest at 6.450% until June 1, 2036, after which rates reset every five years based on the five-year U.S. Treasury rate plus a stated spread, subject to minimum rates. Interest is payable semiannually beginning June 1, 2026. Spire may defer interest payments for up to 10 consecutive years, subject to restrictions on dividends and certain junior debt payments during any deferral period. The notes are redeemable at par under specified conditions and rank junior to Spire’s senior debt. Net proceeds, together with other financing sources, are expected to fund the acquisition of Piedmont Natural Gas’s Tennessee operations. For more information about the junior subordinated notes, see Note 8, Financing.

On December 17, 2025, Spire Tennessee entered into a Master Note Purchase Agreement to issue $825.0 of senior unsecured notes in a private placement. In connection with the closing of the Piedmont Tennessee Transaction on March 31, 2026, Spire Tennessee issued the notes in multiple tranches with maturities from 2029 to 2038 and fixed interest rates ranging from 4.59% to 5.44%. Proceeds were used to fund the acquisition. The agreement includes customary covenants, including a Consolidated Capitalization Ratio not exceeding 70%, and provides for optional and mandatory prepayment under specified conditions. For more information about the senior unsecured notes, see Note 8, Financing.

On January 12, 2026, Spire issued $200.0 of 6.375% junior subordinated notes due 2086. Interest is payable semiannually, and the notes rank junior to all existing and future senior indebtedness. Net proceeds, together with other funds, were used to redeem all outstanding shares of Spire’s 5.90% Series A Cumulative Redeemable Perpetual Preferred

Stock (aggregate $250.0 liquidation preference) or for other general corporate purposes. For more information about the junior subordinated notes, see Note 8, Financing.

On February 9, 2026, Spire Inc. issued $400.0 aggregate principal amount of 4.600% senior unsecured notes due September 1, 2031 (the “2031 Senior Notes”). Interest on the 2031 Senior Notes is payable semiannually beginning September 1, 2026, and the notes may be redeemed prior to August 1, 2031 at a make‑whole redemption price or, thereafter, at par, in each case plus accrued interest. The notes rank equally with the Company’s other unsecured and unsubordinated indebtedness. Proceeds from the issuance were used to repay $350.0 of the Company’s 5.300% Senior Notes due March 1, 2026, with remaining proceeds available to fund the pending acquisition of the Tennessee natural gas business of Piedmont Natural Gas Company or for general corporate purposes.

Under Spire’s “at-the-market” (ATM) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Consolidated Statements of Shareholders’ Equity. In the second and third quarters of fiscal 2024, Spire executed forward sale agreements for a total of 542,515 shares of its common stock, which were settled in December 2024, generating $32.4 of net proceeds. In the fourth quarter of fiscal 2024, Spire executed forward sale agreements for 663,619 shares of its common stock, which were settled in March 2025, generating proceeds of $42.4. As of March 31, 2026, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $123.6 through January 2027.

For more information about the issuance of common stock under Spire’s ATM equity distribution agreement, see Note 6, Shareholders’ Equity, of the Notes to Financial Statements in Item 1.

Spire has a shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (SEC) for the issuance and sale of up to 250,000 shares of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. There were 250,000 shares remaining available for issuance under this Form S-3, which expires on April 30, 2029. Spire and Spire Missouri also have a universal shelf registration statement on Form S-3 on file with the SEC for the issuance of various equity and debt securities, which expires on May 7, 2028.

ENVIRONMENTAL MATTERS

The Utilities and other Spire subsidiaries own and operate natural gas distribution, transmission and storage facilities, the operations of which are subject to various environmental laws, regulations, and interpretations. While environmental issues resulting from such operations arise in the ordinary course of business, such issues have not materially affected the Company’s, Spire Missouri’s, or Spire Alabama’s financial position and results of operations. As environmental laws, regulations, and interpretations change, however, the Company and the Utilities may be required to incur additional costs. For information relative to environmental matters, see Contingencies in Note 13 of the Notes to Financial Statements in Item 1.

REGULATORY MATTERS

For discussions of regulatory matters for Spire, Spire Missouri, and Spire Alabama, see Note 7, Regulatory Matters, of the Notes to Financial Statements in Item 1.

ACCOUNTING PRONOUNCEMENTS

The Company, Spire Missouri and Spire Alabama have evaluated or are in the process of evaluating the effects that recently issued accounting standards will have on the companies’ financial position or results of operations upon adoption.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the six months ended March 31, 2026.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of March 31, 2026, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Spire enters into cash flow hedges through execution of interest rate swap contracts to protect itself against adverse movements in interest rates. At March 31, 2026, the following swaps were outstanding:

Fiscal Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2026 Mark-to- Market Gain (Loss)	Net Asset
Q3 2023	10	$25.0	3.0180%	$0.3	$1.8
Q1 2024	10	25.0	3.4000%	0.3	1.0
Q1 2024	10	25.0	3.5350%	0.2	0.8
Q1 2024	10	25.0	3.4500%	0.2	1.0
Q1 2024	10	25.0	3.5250%	0.3	0.8
Q4 2024	10	25.0	3.5410%	0.3	0.8
Q4 2024	10	25.0	3.5520%	0.3	0.7
Q4 2024	10	25.0	3.4260%	0.3	1.1
Q4 2024	10	25.0	3.5770%	0.2	0.7
Q4 2024	10	25.0	3.4500%	0.3	1.0
Q4 2024	10	25.0	3.3500%	0.3	1.2
Q1 2025	1.5	125.0	3.5670%	(0.2)	—
Q1 2025	1.5	225.0	3.5670%	(0.4)	—
Q3 2025	10	25.0	3.5795%	0.3	0.7
Q3 2025	10	25.0	3.6105%	0.3	0.6
Q3 2025	10	25.0	3.6570%	0.3	0.6
Q3 2025	10	25.0	3.7630%	0.2	0.7
		$725.0		$3.5	$13.5

The two interest rate swaps entered into during the first quarter of fiscal 2025 are hedging $350.0 of the Company's short-term commercial paper program. As of March 31, 2026, the Company has recorded through accumulated other comprehensive income a cumulative mark-to-market net gain of $3.5 on open swap contracts.

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

Change in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, the Company completed the acquisition of the Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc. (see Note 2 - Acquisitions). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc. and as a result of these integration activities, certain controls will be evaluated and may be changed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of legal proceedings, environmental matters and regulatory matters, see Note 13, Commitments and Contingencies, and Note 7, Regulatory Matters, of the Notes to Financial Statements in Item 1 of Part I.

Item 1A. Risk Factors

The following risk factor should be read in conjunction with the risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025. This risk factor updates and supplements the previously disclosed risk factors in light of recent acquisitions and divestitures and related financing activities.

Risks related to pending divestitures and the ability to satisfy closing conditions.

From time to time, Spire may seek to strategically divest certain business segments or subsidiaries. Such divestitures involve a number of risks, including but not limited to, conditions to the completion of the applicable transaction, such as receipt of required regulatory clearances, not being satisfied; closing of the applicable transaction being delayed or not occurring at all; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the applicable agreement; Spire being unable to achieve the anticipated benefits of the applicable transaction; significant transaction costs associated with the applicable transaction; the risk that disruptions from the applicable transaction will harm the businesses, including current plans and operations; the ability to retain and/or hire key personnel; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction; and other factors relating to the operations and financial performance discussed in Spire’s filings with the SEC.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
Janauar 1, 2026 - January 31, 2026	1,795	$83.50	—	—
February 1, 2026 - February 28, 2026	—	—	—	—
March 1, 2026 - March 31, 2026	80	91.60	—	—
Total	1,875	83.84	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of March 31, 2026, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended March 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
10.1	Underwriting Agreement, dated as of January 5, 2026, between Spire and several underwriters listed therein; filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 12, 2026.
10.2

Underwriting Agreement dated February 4, 2026 between Spire Inc. and the several underwriters named in Exhibit A thereto for whom BMO Capital Markets Corp., J.P. Morgan Securities LLC, Mizuho Securities USA LLC and U.S. Bancorp Investments, Inc. acted as representatives; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 9, 2026.

10.3

Membership Interests Purchase Agreement, dated March 28, 2026, by and between Spire Resources LLC and Boardwalk Pipelines, LP; filed as Exhibit 10.1 to the Company’s Current Form 8-K filed on March 30, 2026.

10.4

Delayed Draw Term Loan Agreement, dated as of March 26, 2026, with Bank of Montreal, as administrative agent, BMO Capital Markets Corp., Mizuho Bank, Ltd., TD Securities (USA) LLC and U.S. Bank National Association, as joint lead arrangers, joint bookrunners and co-syndication agents, Regions Bank and Wells Fargo Bank, National Association, as co-documentation agents, Bank of America, N.A., as senior managing agent, Royal Bank of Canada, as managing agent, and the banks party thereto; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 31, 2026.

10.5

Membership Interest Purchase Agreement, dated as of April 14, 2026, by and among Spire Midstream LLC and Subterra Energy Holdings, LLC; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 15, 2026.

10.6

Stock Purchase Agreement, dated as of April 21, 2026, between Spire EnergySouth Inc. and Delta Mississippi Gas Company, LLC; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2026.

10.7	Form of Indemnification Agreement between Spire Inc. and its directors and officers; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2026.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	May 6, 2026	By:	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	May 6, 2026	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	May 6, 2026	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)