Form 10-Q
period 2026-06-30
SPIRE INC; SPIRE ALABAMA INC; SPIRE MISSOURI INC
filed 2026-08-05
CIK 1126956, 3146, 57183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number	Name of Registrant, Address of Principal Executive Offices and Telephone Number	State of Incorporation	I.R.S. Employer Identification Number

1-16681	Spire Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	74-2976504

1-1822	Spire Missouri Inc. 700 Market Street St. Louis, MO 63101 314-342-0500	Missouri	43-0368139

2-38960	Spire Alabama Inc. 605 Richard Arrington Blvd N Birmingham, AL 35203 205-326-8100	Alabama	63-0022000

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

Spire Inc.	☐
Spire Missouri Inc.	☐
Spire Alabama Inc.	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Spire Inc.	Yes ☐	No ☒
Spire Missouri Inc.	Yes ☐	No ☒
Spire Alabama Inc.	Yes ☐	No ☒

The number of shares outstanding of each registrant’s common stock as of July 31, 2026, was as follows:

Spire Inc.	Common Stock, par value $1.00 per share	59,112,807
Spire Missouri Inc.	Common Stock, par value $1.00 per share (all owned by Spire Inc.)	26,822
Spire Alabama Inc.	Common Stock, par value $0.01 per share (all owned by Spire Inc.)	1,972,052

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

Item 1. Financial Statements

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Operating Revenues	$420.2	$352.5	$2,138.9	$1,946.9
Operating Expenses:
Natural gas	101.2	95.5	770.3	763.5
Operation and maintenance	148.3	119.6	432.5	365.3
Depreciation and amortization	95.2	72.8	257.4	216.1
Taxes, other than income taxes	52.1	42.5	189.9	167.1
Total Operating Expenses	396.8	330.4	1,650.1	1,512.0
Operating Income	23.4	22.1	488.8	434.9
Interest Expense, Net	(85.6)	(47.9)	(206.2)	(139.4)
Other Income, Net	5.8	4.6	15.5	8.2
Impairments	(1.5)	—	(5.4)	—
Gain on Sale of Subsidiary	—	—	28.9	—
(Loss) Income From Continuing Operations Before Income Taxes	(57.9)	(21.2)	321.6	303.7
Income Tax (Benefit) Expense	(15.3)	(7.9)	58.8	55.6
Net (Loss) Income From Continuing Operations	(42.6)	(13.3)	262.8	248.1
Net Income From Discontinued Operations, Net of Tax	253.8	34.2	325.6	63.4
Net Income	211.2	20.9	588.4	311.5
Provision for preferred dividends	—	3.7	5.2	11.1
Income allocated to participating securities	0.3	—	0.8	0.4
Preferred Share Redemption Cost*	—	—	8.0	—
Net Income Available to Common Shareholders	$210.9	$17.2	$574.4	$300.0

Weighted Average Number of Common Shares Outstanding:
Basic	59.0	58.9	59.0	58.3
Diluted	59.1	59.1	59.2	58.5
Basic (Loss) Earnings Per Common Share - Continuing Operations Available to Common Shareholders	$(0.72)	$(0.29)	$4.22	$4.06
Diluted (Loss) Earnings Per Common Share -Continuing Operations Available to Common Shareholders	$(0.72)	$(0.29)	$4.21	$4.05

Basic Earnings Per Common Share - Discontinued Operations	$4.29	$0.58	$5.51	$1.08
Diluted Earnings Per Common Share -Discontinued Operations	$4.29	$0.58	$5.49	$1.08

Basic Earnings Per Common Share Available to Common Shareholders	$3.57	$0.29	$9.73	$5.14
Diluted Earnings Per Common Share Available to Common Shareholders	$3.57	$0.29	$9.70	$5.13

* On January 29, 2026, the Company announced the full redemption of its 5.90% Series A Preferred Stock, including related depositary shares, effective February 13, 2026. Holders received $25.00 per depositary share plus $0.36056 in accrued dividends, after which the shares ceased accruing dividends and were de-listed.

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net Income	$211.2	$20.9	$588.4	$311.5
Other Comprehensive Income, Before Tax:
Cash flow hedging derivative instruments:
Net hedging gain arising during the period	2.8	1.6	7.0	13.8
Amounts reclassified into net income	(0.6)	(1.3)	(2.4)	(3.7)
Net gain on cash flow hedging derivative instruments	2.2	0.3	4.6	10.1
Net gain on defined benefit pension and other postretirement plans	—	—	0.1	0.6
Net unrealized gain on available for sale securities	0.1	0.1	0.1	0.1
Other Comprehensive Income, Before Tax	2.3	0.4	4.8	10.8
Income Tax Expense Related to Items of Other Comprehensive Income	3.7	2.6	1.1	2.4
Other Comprehensive (loss) Income, Net of Tax	(1.4)	(2.2)	3.7	8.4
Comprehensive Income	$209.8	$18.7	$592.1	$319.9

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2026	2025	2025
ASSETS
Utility Plant	$12,032.6	$9,330.4	$9,232.8
Less: Accumulated depreciation and amortization	3,107.9	2,577.4	2,571.8
Net Utility Plant	8,924.7	6,753.0	6,661.0
Non-utility Property (net of accumulated depreciation and amortization of $124.7, $106.6 and $100.5 at June 30, 2026, September 30, 2025, and June 30, 2025, respectively)	553.4	568.1	572.3
Other Investments	131.8	126.6	124.1
Total Other Property and Investments	685.2	694.7	696.4
Current Assets:
Cash and cash equivalents	20.7	5.7	13.1
Accounts receivable:
Utility	228.8	191.9	228.0
Other	47.1	47.2	46.1
Allowance for credit losses	(30.4)	(28.8)	(33.8)
Delayed customer billings	29.5	13.6	18.3
Inventories:
Natural gas	155.7	192.8	133.0
Propane gas	8.6	8.6	8.6
Materials and supplies	45.4	47.0	46.5
Regulatory assets	78.6	78.3	35.0
Prepayments	63.6	46.1	58.7
Other	60.9	22.8	26.7
Assets held for sale	81.4	182.7	199.9
Total Current Assets	789.9	807.9	780.1
Deferred Charges and Other Assets:
Goodwill	1,895.2	1,171.6	1,171.6
Regulatory assets	1,395.0	1,323.5	1,293.4
Other	401.4	378.7	347.7
Assets held for sale	—	445.9	446.1
Total Deferred Charges and Other Assets	3,691.6	3,319.7	3,258.8
Total Assets	$14,091.4	$11,575.3	$11,396.3

SPIRE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2026	2025	2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Preferred stock ($25.00 par value per share; 10.0 million depositary shares authorized, issued and outstanding at September 30, 2025 and June 30, 2025)	$—	$242.0	$242.0
Common stock (par value $1.00 per share; 70.0 million shares authorized; 59.1 million, 59.0 million, and 59.0 million shares issued and outstanding at June 30, 2026, September 30, 2025, and June 30, 2025, respectively)	59.1	59.0	59.0
Paid-in capital	1,984.9	1,981.4	1,979.2
Retained earnings	1,515.9	1,087.6	1,179.5
Accumulated other comprehensive income	23.1	19.4	20.5
Total Shareholders' Equity	3,583.0	3,389.4	3,480.2
Temporary equity	4.4	6.1	5.2
Long-term debt (less current portion)	5,758.0	3,369.4	3,498.4
Total Capitalization	9,345.4	6,764.9	6,983.8
Current Liabilities:
Current portion of long-term debt	238.1	487.5	392.5
Notes payable	1,263.5	1,317.0	1,009.5
Accounts payable	194.4	156.3	140.2
Advance customer billings	17.0	58.1	29.4
Wages and compensation accrued	41.4	49.2	35.4
Customer deposits	38.8	32.8	32.6
Taxes accrued	100.9	107.5	90.8
Regulatory liabilities	11.3	39.4	48.6
Other	219.2	176.5	175.1
Liabilities associated with assets held for sale	7.9	124.2	132.4
Total Current Liabilities	2,132.5	2,548.5	2,086.5
Deferred Credits and Other Liabilities:
Deferred income taxes	1,054.6	887.4	900.5
Pension and postretirement benefit costs	43.1	74.7	105.0
Asset retirement obligations	596.9	577.7	593.0
Regulatory liabilities	777.6	578.0	582.0
Other	141.3	136.7	138.4
Liabilities associated with assets held for sale	—	7.4	7.1
Total Deferred Credits and Other Liabilities	2,613.5	2,261.9	2,326.0
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$14,091.4	$11,575.3	$11,396.3

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Preferred	Paid-in	Retained
(Dollars in millions)	Shares	Par	Stock	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2026:
Balance at March 31, 2026	59,109,817	$59.1	$—	$1,984.2	$1,350.0	$24.5	$3,417.8
Net Income	—	—	—	—	211.2	—	211.2
Dividend reinvestment plan	4,245	—	—	0.3	—	—	0.3
Stock-based compensation costs	—	—	—	0.4	—	—	0.4
Stock activity under stock-based compensation plans	(5,395)	—	—	—	—	—	—
Employees’ tax withholding for stock-based compensation	(896)	—	—	—	—	—	—
Temporary equity adjustment to redemption value	—	—	—	—	1.7	—	1.7
Dividends declared:
Common stock ($0.825 per share)	—	—	—	—	(47.0)	—	(47.0)
Other comprehensive loss, net of tax	—	—	—	—	—	(1.4)	(1.4)
Balance at June 30, 2026	59,107,771	$59.1	$—	$1,984.9	$1,515.9	$23.1	$3,583.0

Nine Months Ended June 30, 2026:
Balance at September 30, 2025	59,025,961	$59.0	$242.0	$1,981.4	$1,087.6	$19.4	$3,389.4
Net income	—	—	—	—	588.4	—	588.4
Dividend reinvestment plan	13,122	—	—	0.8	—	—	0.8
Stock-based compensation costs	—	—	—	4.8	—	—	4.8
Stock activity under stock-based compensation plans	93,456	0.1	—	(0.1)	—	—	—
Employees’ tax withholding for stock-based compensation	(24,768)	—	—	(2.0)	—	—	(2.0)
Temporary equity adjustment to redemption value	—	—	—	—	(2.1)	—	(2.1)
Redemption of preferred shares	—	—	(242.0)	—	—	—	(242.0)
Preferred share redemption cost	—	—	—	—	(8.0)	—	(8.0)
Dividends declared:
Common stock ($2.475 per share)	—	—	—	—	(146.3)	—	(146.3)
Preferred stock ($0.36875 per depositary share)	—	—	—	—	(3.7)	—	(3.7)
Other comprehensive income, net of tax	—	—	—	—	—	3.7	3.7
Balance at June 30, 2026	59,107,771	$59.1	$—	$1,984.9	$1,515.9	$23.1	$3,583.0

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

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2026	2025
Operating Activities:
Net income	$588.4	$311.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264.2	221.7
Deferred income taxes and investment tax credits	156.0	73.5
Gain on sale of discontinued operations	(329.4)	—
Changes in assets and liabilities, excluding impact of acquisition and divestitures:
Accounts receivable	132.6	(80.5)
Inventories	79.3	39.0
Regulatory assets and liabilities	8.9	95.5
Accounts payable	(84.4)	48.2
Delayed/advance customer billings, net	(56.6)	(25.4)
Taxes accrued	(11.8)	(12.0)
Other assets and liabilities	(1.0)	(94.8)
Other	(132.6)	6.2
Net cash provided by operating activities	613.6	582.9
Investing Activities:
Capital expenditures	(608.4)	(699.7)
Business acquisitions, net of cash acquired	(2,500.8)	—
Proceeds from sale of discontinued operations	819.9	—
Proceeds from sale of subsidiary	30.0	—
Other	(9.6)	3.0
Net cash used in investing activities	(2,268.9)	(696.7)
Financing Activities:
Issuance of long-term debt	2,488.1	150.0
Repayment of long-term debt	(357.5)	(7.0)
Redemption of preferred shares	(242.0)	—
Preferred share redemption cost	(8.0)	—
Issuance of delayed draw term loan	800.0	—
Repayment of delayed draw term loan	(800.0)	—
(Repayment) issuance of short-term debt, net	(53.5)	62.5
Issuance of common stock	—	76.0
Dividends paid on common stock	(144.8)	(135.8)
Dividends paid on preferred stock	(7.4)	(11.1)
Other	(1.8)	(7.6)
Net cash provided by financing activities	1,673.1	127.0
Net Increase in Cash, Cash Equivalents, and Restricted Cash	17.8	13.2
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	41.2	34.9
Cash, Cash Equivalents, and Restricted Cash at End of Period	$59.0	$48.1

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(178.7)	$(131.1)
Income taxes	(3.0)	(2.2)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating Revenues	$248.8	$230.1	$1,503.5	$1,359.2
Operating Expenses:
Natural gas	72.5	71.9	629.9	622.9
Operation and maintenance	76.1	74.1	236.8	228.1
Depreciation and amortization	56.4	47.7	165.0	140.4
Taxes, other than income taxes	36.1	31.7	141.3	123.7
Total Operating Expenses	241.1	225.4	1,173.0	1,115.1
Operating Income	7.7	4.7	330.5	244.1
Interest Expense, Net	26.6	24.3	80.6	74.3
Other Income, Net	3.4	2.7	6.7	5.7
(Loss)Income Before Income Taxes	(15.5)	(16.9)	256.6	175.5
Income Tax (Benefit) Expense	(3.3)	(3.9)	41.4	22.2
Net (Loss) Income	(12.2)	(13.0)	215.2	153.3
Other Comprehensive Income, Net of Tax	—	0.1	0.1	0.7
Comprehensive (Loss) Income	$(12.2)	$(12.9)	$215.3	$154.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2026	2025	2025
ASSETS
Utility Plant	$6,246.9	$5,864.3	$5,793.3
Less: Accumulated depreciation and amortization	1,190.9	1,104.6	1,089.8
Net Utility Plant	5,056.0	4,759.7	4,703.5
Other Property and Investments	76.7	75.8	73.6
Current Assets:
Accounts receivable:
Utility	157.3	149.1	164.9
Associated companies	2.0	2.2	2.3
Other	26.3	34.0	33.0
Allowance for credit losses	(22.9)	(23.0)	(27.9)
Delayed customer billings	25.3	4.2	14.2
Inventories:
Natural gas	100.6	150.0	99.1
Propane gas	8.6	8.6	8.6
Materials and supplies	23.5	24.5	23.4
Regulatory assets	7.7	48.9	8.7
Prepayments	39.2	28.2	37.3
Other	0.5	—	—
Total Current Assets	368.1	426.7	363.6
Deferred Charges and Other Assets:
Goodwill	210.2	210.2	210.2
Regulatory assets	669.2	653.2	613.5
Other	198.7	224.2	194.6
Total Deferred Charges and Other Assets	1,078.1	1,087.6	1,018.3
Total Assets	$6,578.9	$6,349.8	$6,159.0

SPIRE MISSOURI INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2026	2025	2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $1.00 per share; 50.0 million shares authorized; 26,822 shares issued and outstanding)	$929.3	$929.3	$929.3
Retained earnings	1,424.4	1,239.1	1,264.1
Accumulated other comprehensive loss	(0.6)	(0.7)	(1.3)
Total Shareholder's Equity	2,353.1	2,167.7	2,192.1
Long-term debt	2,153.6	1,953.6	1,953.2
Total Capitalization	4,506.7	4,121.3	4,145.3
Current Liabilities:
Notes payable – associated companies	443.5	566.3	398.7
Accounts payable	80.2	98.9	90.8
Accounts payable – associated companies	10.1	21.4	9.9
Advance customer billings	7.7	43.2	19.1
Wages and compensation accrued	21.0	27.0	19.8
Customer deposits	7.2	7.2	7.0
Taxes accrued	57.2	65.8	53.0
Regulatory liabilities	3.5	13.9	14.0
Other	62.3	64.3	51.6
Total Current Liabilities	692.7	908.0	663.9
Deferred Credits and Other Liabilities:
Deferred income taxes	651.4	598.7	603.6
Pension and postretirement benefit costs	42.7	72.4	85.0
Asset retirement obligations	98.5	95.5	98.6
Regulatory liabilities	509.5	481.3	491.1
Other	77.4	72.6	71.5
Total Deferred Credits and Other Liabilities	1,379.5	1,320.5	1,349.8
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$6,578.9	$6,349.8	$6,159.0

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	AOCI*	Total
Three Months Ended June 30, 2026:
Balance at March 31, 2026	26,822	$0.1	$929.2	$1,456.6	$(0.6)	$2,385.3
Net Income	—	—	—	(12.2)	—	(12.2)
Dividends declared	—	—	—	(20.0)	—	(20.0)
Balance at June 30, 2026	26,822	$0.1	$929.2	$1,424.4	$(0.6)	$2,353.1

Nine Months Ended June 30, 2026:
Balance at September 30, 2025	26,822	$0.1	$929.2	$1,239.1	$(0.7)	$2,167.7
Net income	—	—	—	215.2	—	215.2
Dividends declared	—	—	—	(29.9)	—	(29.9)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2026	26,822	$0.1	$929.2	$1,424.4	$(0.6)	$2,353.1

Three Months Ended June 30, 2025:
Balance at March 31, 2025	26,822	$0.1	$929.2	$1,277.1	$(1.4)	$2,205.0
Net Income	—	—	—	(13.0)	—	(13.0)
Other comprehensive income, net of tax	—	—	—	—	0.1	0.1
Balance at June 30, 2025	26,822	$0.1	$929.2	$1,264.1	$(1.3)	$2,192.1

Nine Months Ended June 30, 2025:
Balance at September 30, 2024	25,855	$0.1	$854.8	$1,110.8	$(2.0)	$1,963.7
Net income	—	—	—	153.3	—	153.3
Common stock issued to Spire Inc.	967	—	74.4	—	—	74.4
Other comprehensive income, net of tax	—	—	—	—	0.7	0.7
Balance at June 30, 2025	26,822	$0.1	$929.2	$1,264.1	$(1.3)	$2,192.1

* Accumulated other comprehensive income (loss)

See the accompanying Notes to Financial Statements.

SPIRE MISSOURI INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2026	2025
Operating Activities:
Net Income	$215.2	$153.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165.0	140.4
Deferred income taxes and investment tax credits	41.2	21.4
Changes in assets and liabilities:
Accounts receivable	(0.4)	(19.2)
Inventories	50.3	31.4
Regulatory assets and liabilities	41.8	102.6
Accounts payable	(14.1)	16.2
Delayed/advance customer billings, net	(56.5)	(24.9)
Taxes accrued	(8.6)	(7.0)
Other assets and liabilities	(49.3)	(64.1)
Other	1.2	—
Net cash provided by operating activities	385.8	350.1
Investing Activities:
Capital expenditures	(435.7)	(481.9)
Other	4.0	4.1
Net cash used in investing activities	(431.7)	(477.8)
Financing Activities:
Issuance of long-term debt, net	200.0	150.0
Repayments to Spire, net	(122.8)	(96.6)
Issuance of common stock	—	74.4
Dividends paid	(29.9)	—
Other	(1.4)	(0.1)
Net cash provided by financing activities	45.9	127.7
Net Increase in Cash and Cash Equivalents	—	—
Cash and Cash Equivalents at Beginning of Period	—	—
Cash and Cash Equivalents at End of Period	$—	$—

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(59.6)	$(70.8)
Income taxes	(0.3)	(0.9)

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating Revenues	$99.0	$98.8	$471.3	$471.6
Operating Expenses:
Natural gas	18.5	28.0	125.0	140.3
Operation and maintenance	34.5	32.3	100.8	101.8
Depreciation and amortization	21.3	17.8	59.8	53.5
Taxes, other than income taxes	8.2	8.0	33.5	33.3
Total Operating Expenses	82.5	86.1	319.1	328.9
Operating Income	16.5	12.7	152.2	142.7
Interest Expense, Net	7.3	7.1	21.8	22.3
Other Income (Expense), Net	0.6	0.4	1.7	—
Income Before Income Taxes	9.8	6.0	132.1	120.4
Income Tax Expense	2.5	1.5	33.2	30.2
Net Income	$7.3	$4.5	$98.9	$90.2

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	September 30,	June 30,
(Dollars in millions, except per share amounts)	2026	2025	2025
ASSETS
Utility Plant	$3,173.7	$3,052.9	$3,042.8
Less: Accumulated depreciation and amortization	1,416.9	1,362.4	1,370.8
Net Utility Plant	1,756.8	1,690.5	1,672.0
Other Property and Investments	0.1	0.1	0.1
Current Assets:
Cash and cash equivalents	2.8	1.9	1.7
Accounts receivable:
Utility	45.0	34.8	53.5
Associated companies	0.1	—	0.1
Other	5.9	6.9	6.2
Allowance for credit losses	(4.9)	(4.9)	(5.1)
Delayed customer billings	3.9	9.0	3.9
Inventories:
Natural gas	43.8	39.4	31.1
Materials and supplies	18.8	19.0	19.3
Regulatory assets	25.8	16.1	13.2
Prepayments	8.8	7.7	9.4
Other	0.2	—	—
Total Current Assets	150.2	129.9	133.3
Deferred Charges and Other Assets:
Regulatory assets	667.6	650.6	659.6
Other	100.6	99.2	94.8
Total Deferred Charges and Other Assets	768.2	749.8	754.4
Total Assets	$2,675.3	$2,570.3	$2,559.8

SPIRE ALABAMA INC.

CONDENSED BALANCE SHEETS (Continued)

(UNAUDITED)

	June 30,	September 30,	June 30,
	2026	2025	2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Paid-in capital and common stock (par value $0.01 per share; 3.0 million shares authorized; 2.0 million shares issued and outstanding)	$236.3	$242.9	$242.9
Retained earnings	790.3	735.2	745.1
Total Shareholder's Equity	1,026.6	978.1	988.0
Long-term debt (less current portion)	712.0	711.7	711.6
Total Capitalization	1,738.6	1,689.8	1,699.6
Current Liabilities:
Current portion of long-term debt	—	—	35.0
Notes payable – associated companies	168.2	130.1	56.4
Accounts payable	45.5	43.3	43.6
Accounts payable – associated companies	5.9	5.4	5.0
Advance customer billings	8.1	13.1	8.4
Wages and compensation accrued	6.2	7.8	5.6
Customer deposits	23.7	22.3	22.3
Taxes accrued	30.2	33.1	30.6
Regulatory liabilities	1.9	20.3	29.3
Other	12.4	14.6	11.9
Total Current Liabilities	302.1	290.0	248.1
Deferred Credits and Other Liabilities:
Deferred income taxes	97.1	64.1	65.9
Pension and postretirement benefit costs	0.2	2.4	11.1
Asset retirement obligations	485.4	470.0	483.9
Regulatory liabilities	28.0	29.2	25.8
Other	23.9	24.8	25.4
Total Deferred Credits and Other Liabilities	634.6	590.5	612.1
Commitments and Contingencies (Note 13)
Total Capitalization and Liabilities	$2,675.3	$2,570.3	$2,559.8

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF SHAREHOLDER’S EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Retained
(Dollars in millions)	Shares	Par	Capital	Earnings	Total
Three Months Ended June 30, 2026:
Balance at March 31, 2026	1,972,052	$—	$240.5	$784.7	$1,025.2
Net income	—	—	—	7.3	7.3
Return of capital to Spire	—	—	(4.2)	—	(4.2)
Dividends declared	—	—	—	(1.7)	(1.7)
Balance at June 30, 2026	1,972,052	$—	$236.3	$790.3	$1,026.6

Nine Months Ended June 30, 2026:
Balance at September 30, 2025	1,972,052	$—	$242.9	$735.2	$978.1
Net income	—	—	—	98.9	98.9
Return of capital to Spire	—	—	(6.6)	—	(6.6)
Dividends declared	—	—	—	(43.8)	(43.8)
Balance at June 30, 2026	1,972,052	$—	$236.3	$790.3	$1,026.6

Three Months Ended June 30, 2025:
Balance at March 31, 2025	1,972,052	$—	$249.4	$740.6	$990.0
Net income	—	—	—	4.5	4.5
Return of capital to Spire	—	—	(6.5)	—	(6.5)
Balance at June 30, 2025	1,972,052	$—	$242.9	$745.1	$988.0

Nine Months Ended June 30, 2025:
Balance at September 30, 2024	1,972,052	$—	$279.4	$668.9	$948.3
Net income	—	—	—	90.2	90.2
Return of capital to Spire	—	—	(36.5)	—	(36.5)
Dividends declared	—	—	—	(14.0)	(14.0)
Balance at June 30, 2025	1,972,052	$—	$242.9	$745.1	$988.0

See the accompanying Notes to Financial Statements.

SPIRE ALABAMA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,
(In millions)	2026	2025
Operating Activities:
Net Income	$98.9	$90.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.8	53.5
Deferred income taxes and investment tax credits	33.2	30.2
Changes in assets and liabilities:
Accounts receivable	(9.4)	(18.5)
Inventories	(4.1)	5.6
Regulatory assets and liabilities	(35.8)	(6.7)
Accounts payable	7.5	8.9
Delayed/advance customer billings	—	(0.7)
Taxes accrued	(2.9)	(4.2)
Other assets and liabilities	(6.3)	(14.0)
Other	0.2	0.4
Net cash provided by operating activities	141.1	144.7
Investing Activities:
Capital expenditures	(124.8)	(102.8)
Other	(3.0)	0.8
Net cash used in investing activities	(127.8)	(102.0)
Financing Activities:
Borrowings from Spire	38.0	8.0
Return of capital to Spire	(6.6)	(36.5)
Dividends paid	(43.8)	(14.0)
Net cash used in financing activities	(12.4)	(42.5)
Net Increase in Cash and Cash Equivalents	0.9	0.2
Cash and Cash Equivalents at Beginning of Period	1.9	1.5
Cash and Cash Equivalents at End of Period	$2.8	$1.7

Supplemental disclosure of cash paid for:
Interest, net of amounts capitalized	$(19.2)	$(23.7)
Income taxes	—	—

See the accompanying Notes to Financial Statements.

SPIRE INC., SPIRE MISSOURI INC. AND SPIRE ALABAMA INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in millions, except per share amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS – Spire Inc. (“Spire” or the “Company”), headquartered in St. Louis, Missouri, is a regulated energy company primarily engaged in the distribution of natural gas. Spire’s regulated natural gas distribution operations include Spire Missouri Inc. (“Spire Missouri”), serving customers in Missouri; Spire Alabama Inc. (“Spire Alabama”), serving central and northern Alabama; the subsidiaries of Spire EnergySouth Inc. (“Spire EnergySouth”)(Spire Gulf and Spire Mississippi) serving customers in Southern Alabama and south-central Mississippi, and Spire Tennessee Inc. (“Spire Tennessee”), serving customers in the Nashville metropolitan area and surrounding communities in Tennessee. The following paragraphs summarize certain transactions and other developments that have occurred during fiscal 2026, which impact the Company’s operations and financial statement presentation.

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

As of March 12, 2026, Spire management and its board of directors approved plans to sell Spire Marketing Inc. (“Spire Marketing”), Spire Storage, and Spire Mississippi Inc. (“Spire Mississippi”). As a result, management determined the related assets and liabilities met the criteria to be presented as held for sale. In addition, management determined that the operations of Spire Marketing and Spire Storage met the criteria to be presented as discontinued operations. During the third quarter of fiscal 2026, the Company completed the sale of Spire Marketing on April 30, 2026 and completed the sale of Spire Storage on June 30, 2026. Spire Mississippi remained classified as held for sale as of June 30, 2026. See further discussion in Note 3 – Divestitures.

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

BASIS OF PRESENTATION – These notes are an integral part of the accompanying unaudited financial statements of Spire presented on a consolidated basis, Spire Missouri and Spire Alabama. Spire Missouri, Spire Alabama, Spire EnergySouth, and Spire Tennessee are wholly-owned subsidiaries of Spire. Spire Missouri, Spire Alabama, the subsidiaries of Spire EnergySouth (Spire Gulf and Spire Mississippi), and Spire Tennessee are collectively referred to as the “Utilities.”

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

As authorized by the Missouri Public Service Commission (“MoPSC”), the Mississippi Public Service Commission (“MSPSC”), the Alabama Public Service Commission (“APSC”), and the Tennessee Public Utility Commission (“TPUC”), the Purchased Gas Adjustment (“PGA”) clauses and Gas Supply Adjustment (“GSA”) riders allow the Utilities to pass through to customers the cost of purchased gas supplies. Regulatory assets and liabilities related to the PGA clauses and the GSA riders are both labeled Unamortized Purchased Gas Adjustments herein. See additional information about regulatory assets and liabilities in Note 7, Regulatory Matters.

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

As of September 30, 2025, goodwill included in Spire’s Missouri reporting unit totaled $210.2, with the remaining balance of $961.4 related to the Southeast Utilities reporting unit (which consists of Spire Alabama, Spire Gulf, and Spire Mississippi). During fiscal 2026, Spire recorded $737.9 of goodwill related to the Spire Tennessee reporting unit in connection with the Piedmont Tennessee Transaction, representing the expected economic benefits of the transaction. During the quarter ended June 30, 2026, the Company recorded a $3.8 measurement period adjustment to the preliminary purchase accounting for the acquisition, resulting in total recorded goodwill of $741.7 as of June 30, 2026. In addition, during the second quarter of 2026, $18.1 of goodwill related to the Southeast Utilities reporting unit and attributable to the Spire Mississippi operations was reclassified to assets held for sale in connection with the Company’s plan to sell Spire Mississippi. Upon classification as held for sale, the Company recorded a $3.9 goodwill impairment charge. No other goodwill impairments were recorded.

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

Assets and liabilities of a disposal group that meet the accounting requirements to be classified as discontinued operations are presented separately for all current and prior periods in the consolidated balance sheets. The results of discontinued operations are reported in income from discontinued operations, net of taxes in the consolidated statements of income for the current and prior periods beginning in the period in which the business meets the held for sale criteria. Income from discontinued operations includes direct costs attributable to the business held for sale and an estimate of costs from corporate functions dedicated to the business, but excludes corporate expenses composed of general and administrative expenses not attributable to any of the operating segments. Additionally, the Company has elected to allocate interest expense to discontinued operations related to debt that was not directly attributed to the disposal group. Interest expense was allocated based on a ratio of net assets held for sale to the sum of consolidated net assets and debt. This ratio was adjusted to exclude interest and debt directly attributable to Utility and Pipeline operations. See additional information about assets held for sale and discontinued operations in Note 3 - Divestitures.

DERIVATIVES – In the course of their business, certain subsidiaries of Spire enter into commitments associated with the purchase or sale of natural gas. Certain of their derivative natural gas contracts are designated as normal purchases or normal sales and, as such, are excluded from the scope of FASB ASC Topic 815, Derivatives and Hedging. Those contracts are accounted for as executory contracts and recorded on an accrual basis. Revenues and expenses from such contracts are recorded within operating revenues on a gross basis in the Condensed Consolidated Statements of Income. Contracts not designated as normal purchases or normal sales are within the scope of FASB ASC Topic 815 and are recorded as derivatives with changes in fair value recognized in earnings in the periods prior to physical delivery. Certain of Spire Marketing’s wholesale purchase and sale transactions are classified as trading activities for financial reporting purposes, with income and expenses presented on a net basis in natural gas expenses in the Condensed Consolidated Statements of Income. Spire enters into cash flow and fair value hedges through the execution of interest rate swap contracts to manage exposure to adverse movements in interest rates, including variability in future interest payments and changes in the fair value of fixed-rate debt attributable to changes in benchmark interest rates.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Spire Missouri
Purchases of natural gas from Spire Marketing	$—	$3.0	$8.3	$11.2
Transportation services received from Spire MoGas Pipeline*	9.7	9.6	29.6	29.2
Sales of natural gas to Spire Marketing	—	—	0.1	0.1
Spire Alabama
Purchases of natural gas from Spire Marketing	$—	$—	$—	$13.9

* Spire STL Pipeline LLC and Spire MoGas Pipeline LLC merged on December 31, 2025, with Spire MoGas Pipeline LLC being the surviving entity. All Spire STL Pipeline LLC transactions are included under Spire MoGas Pipeline for all periods presented.

RESTRICTED CASH AND OTHER INVESTMENTS – In Spire’s statement of cash flows, total Cash, Cash Equivalents, and Restricted Cash included $38.3, $35.5 and $35.0 of restricted cash reported in “Other Investments” on the Company’s balance sheet as of June 30, 2026, September 30, 2025, and June 30, 2025, respectively (in addition to amounts shown as “Cash and cash equivalents”). This restricted cash has been segregated and invested in debt securities in trust accounts based on collateral requirements for reinsurance at Spire’s risk management company.

ACCRUED CAPITAL EXPENDITURES – Accrued capital expenditures, shown in the following table, are excluded from capital expenditures in the statements of cash flows until paid.

	June 30,	September 30,	June 30,
	2026	2025	2025
Spire	$81.2	$82.5	$71.8
Spire Missouri	46.3	61.8	52.9
Spire Alabama	4.7	9.5	9.2

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

	Spire		Spire Missouri		Spire Alabama
Three Months Ended June 30,	2026	2025	2026	2025	2026	2025
Allowance at beginning of period	$33.7	$36.8	$25.3	$29.6	$5.6	$6.1
Provision for expected credit losses	6.6	3.6	6.3	2.6	0.3	0.7
Write-offs, net of recoveries	(9.9)	(6.6)	(8.7)	(4.3)	(1.0)	(1.7)
Allowance at end of period	$30.4	$33.8	$22.9	$27.9	$4.9	$5.1

Nine Months Ended June 30,	2026	2025	2026	2025	2026	2025
Allowance at beginning of period	$28.8	$31.4	$23.0	$24.9	$4.9	$5.7
Acquisition	1.7	—	—	—	—	—
Provision for expected credit losses	22.6	17.6	18.4	13.3	3.5	3.5
Write-offs, net of recoveries	(22.7)	(15.2)	(18.5)	(10.3)	(3.5)	(4.1)
Allowance at end of period	$30.4	$33.8	$22.9	$27.9	$4.9	$5.1

2. ACQUISITIONS

Acquisition of Tennessee Piedmont Natural Gas business

On March 31, 2026, Spire completed the acquisition of the Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc., a wholly-owned subsidiary of Duke Energy Corporation (the “Piedmont Tennessee Transaction” or “Acquisition”). The Company expects the acquisition to significantly increase Spire’s scale of regulated business in one of the fastest growing regions in the U.S., expand regulatory diversity, provide accretive earnings and support dividend growth. The consideration transferred at closing was approximately $2.5 billion in cash including working capital. The consideration transferred was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date.

The following table summarizes the preliminary purchase price allocation and the estimated fair values of the assets acquired and liabilities assumed:

(Dollars in millions)
Acquisition consideration:	$2,500.8
Assets acquired:
Utility plant	$1,829.4
Accounts receivable (net allowance of $1.7)	65.2
Inventories	7.1
Current regulatory assets	33.4
Other current assets	35.6
Non-current regulatory assets	42.1
Other non-current assets	0.4
Total assets acquired	2,013.2
Liabilities assumed:
Accounts payable	33.5
Other current liabilities	35.6
Non-current regulatory liabilities	173.5
Other non-current liabilities	11.5
Total liabilities assumed	254.1
Net assets acquired	1,759.1
Goodwill	$741.7

The consideration transferred is subject to customary post‑closing adjustments, including adjustments for net working capital, regulatory assets and liabilities, and capital expenditures through the closing date. Transaction costs of $1.4 and $26.4 associated with the acquisition were expensed as incurred and reported in “Operation and Maintenance Expense” in the Company’s condensed consolidated statements of income for the three months and nine months ended June 30, 2026, respectively.

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

Due to the timing of the Acquisition, the fair values of the net assets acquired, including goodwill, remain preliminary and are subject to change as additional information regarding facts and circumstances that existed as of the acquisition date is obtained during the measurement period. The preliminary fair value estimates are based on management's best estimates and assumptions, including future cash flows and discount rates where applicable, and in accordance with ASC 980, Regulated Operations. During the quarter ended June 30, 2026, the Company recorded a $3.8 measurement period adjustment related to an assumed litigation obligation associated with the Piedmont Tennessee Transaction, resulting in total recorded goodwill of $741.7 as of June 30, 2026. This adjustment increased the estimated fair value of liabilities assumed and resulted in a corresponding increase to goodwill. Accordingly, the preliminary purchase price allocation was updated to reflect the revised estimate. The Company continues to evaluate information obtained during the measurement period and may record additional adjustments to the preliminary purchase price allocation as new information becomes available regarding facts and circumstances that existed as of the acquisition date.

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

The Acquisition was completed on March 31, 2026, the last day of the Company's interim reporting period; accordingly, the Acquisition is reflected in the Company's condensed consolidated balance sheet as of March 31, 2026, the related cash outflows are reflected in the Company's condensed consolidated statement of cash flows, and the acquired business's results of operations have been included in the Company's condensed consolidated statement of income since the acquisition date. As the Acquisition closed on the period‑end date, the results of operations of the acquired business were not material and therefore are not included in the Company’s condensed consolidated statements of income or operating cash flows for the three months ended March 31, 2026. For the three months ended June 30, 2026, the acquired Tennessee natural gas distribution business contributed revenues of approximately $44.8, respectively, and net loss of approximately ($6.9), respectively, to the Company's consolidated results of operations. In connection with the Acquisition, Spire Tennessee and Duke Energy Business Services LLC (“Duke Energy Business Services”) have entered into a transition services agreement (the “Piedmont TSA”), pursuant to which Duke Energy Business Services has agreed to provide certain transition services to Spire to facilitate the transition of operations following the Acquisition, as agreed upon in the applicable purchase agreement. The Piedmont TSA is for an initial eighteen-month term and is subject to extension as necessary to complete the successful transition. The Piedmont TSA remains in effect and is expected to continue through its contractual term.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company from continuing operations, assuming the acquisition had taken place on October 1, 2024. The most significant pro forma adjustments relate to:

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Total Operating Revenues	$420.2	$399.4	$2,400.9	$2,242.1
Net (Loss) Income	(42.6)	(31.3)	331.7	284.8

Non-recurring pro forma adjustments include transaction costs and financing costs that are not expected to recur.

Additional information regarding financing activities related to the acquisition is provided in Note 8 – Financing.

3. DIVESTITURES

During fiscal year 2026, the Company committed to the divestiture of certain businesses as part of a strategic repositioning to focus on its regulated natural gas utility operations. These actions included the sale of Spire Marketing and Belle Butte LLC and its subsidiaries (collectively, “Spire Storage”). The Company also entered into an agreement to sell Spire Mississippi. Upon execution of the respective sale agreements, management determined that the disposal groups met the criteria to be classified as held for sale. The sales of Spire Storage and Spire Marketing closed during the quarter, and the Company used the proceeds from these divestitures to repay acquisition-related borrowings incurred in connection with the Piedmont Tennessee Transaction.

The divestitures of Spire Marketing and Spire Storage represent strategic shifts that have had a major effect on the Company’s operations and financial results. Accordingly, each has been classified as a discontinued operation beginning in the second quarter of fiscal 2026, and their results have been reclassified to discontinued operations for all periods presented. The related results of operations have been retrospectively recast in the accompanying condensed consolidated financial statements. In addition, the related assets and liabilities were classified as held for sale prior to their respective dispositions and were subsequently derecognized upon completion of the transactions.

The planned sale of Spire Mississippi does not represent a strategic shift that will have a major effect on the Company’s operations or financial results, as the Company’s remaining regulated utilities, Spire Missouri, Spire Alabama, Spire Tennessee and Spire Gulf, continue to represent the substantial majority of the Gas Utility segment’s operations. Accordingly, Spire Mississippi is classified as held for sale, with its results of operations continuing to be reported within continuing operations as part of the Gas Utility segment. The related assets and liabilities have been classified as held for sale for the current period but have not been retrospectively recast for prior periods presented on the condensed consolidated balance sheets.

Upon classification as held for sale, the Company ceased recording depreciation and amortization on the long-lived assets of the Spire Marketing, Spire Storage and Spire Mississippi disposal groups. See Note 12 - Segment Information for information regarding the Company's change in reportable segments.

Discontinued Operations

Sale of Spire Marketing

In March 2026, Spire entered into a definitive agreement with Boardwalk Pipelines, LP (“Boardwalk”) for the sale of Spire Marketing. In connection with the transaction, Spire entered into a transition services agreement (the “Spire Marketing TSA”) with Boardwalk pursuant to which Spire will provide certain services for a limited period following the closing. The Spire Marketing TSA is structured to reimburse Spire for the cost of providing the services, are not expected to be material to Spire on a consolidated basis.

On April 30, 2026, Spire completed the sale of its gas marketing business, Spire Marketing Inc., and received cash proceeds of approximately $212, subject to customary post-closing adjustments as provided in the agreement. The Company recognized a pretax gain on sale of $118.6. Income tax expense associated with the transaction was $26.9, resulting in an after-tax gain of $91.7. The gain on sale is included in Income From Discontinued Operations, Net of Tax, in the Condensed Consolidated Statements of Income.

Upon classification as held for sale, the Company measured the Spire Marketing disposal group at the lower of its carrying amount or fair value less cost to sell and recognized no impairment loss. The operating results of the disposal group through the date of sale, together with the gain on sale, are included in Income From Discontinued Operations, Net of Tax, in the Condensed Consolidated Statements of Income.

Sale of Spire Storage

In April 2026, Spire entered into a definitive agreement for the sale of Spire Storage to Subterra Energy Holdings, LLC (“Subterra”), an affiliate of I Squared Capital. On June 30, 2026, Spire completed the sale of Spire Storage after receiving the required regulatory approvals and satisfying customary closing conditions. Total consideration was approximately $657, consisting of $607 payable in cash at closing, subject to customary purchase price adjustments set forth in the agreement, and $50.0 of deferred consideration payable on or before September 30, 2027. The deferred consideration is time-based and not contingent upon the future performance of Spire Storage. In connection with the transaction, Spire entered into a transition services agreement (the “Spire Storage TSA”) with Subterra pursuant to which Spire will provide certain services for a limited period following the closing. The Spire Storage TSA is structured to reimburse Spire for the cost of providing the services, are not expected to be material to Spire on a consolidated basis.

Upon classification as held for sale, the Company measured the Spire Storage disposal group at the lower of its carrying amount or fair value less cost to sell, resulting in no impairment. The Company recognized a pretax gain on sale of $210.8. Income tax expense associated with the transaction was $47.9, resulting in an after-tax gain of $162.9. The operating results of the disposal group through the date of sale, together with the gain on sale, are included in Income from Discontinued Operations, Net of Tax, in the Condensed Consolidated Statements of Income. The Company recorded a receivable related to the deferred consideration, which is included in Other non-current assets on the Condensed Consolidated Balance Sheets.

The following table presents the carrying values of the major classes of assets and liabilities of the Spire Marketing and Spire Storage disposal groups that were classified as held for sale in prior periods. During the three months ended June 30, 2026, the related assets and liabilities were derecognized and no longer reflected in the Condensed Consolidated Balance Sheet as of June 30, 2026.

(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
Year Ended September 30, 2025
Non-utility property (net of $7.1 and $15.7 accumulated depreciation, respectively)	$1.0	$441.5	$442.5
Other non-current assets	2.0	1.4	3.4
Non-current assets held for sale	3.0	442.9	445.9
Accounts receivable, net	93.3	12.0	105.3
Inventory	31.8	2.4	34.2
Prepayments	0.2	1.5	1.7
Derivative instrument assets	41.5	—	41.5
Current assets held for sale	$166.8	$15.9	$182.7

Accounts payable	85.6	6.4	92.0
Wages and compensation accrued	4.0	0.9	4.9
Taxes accrued	0.5	1.0	1.5
Total Other	16.7	9.1	25.8
Current liabilities held for sale	106.8	17.4	124.2
Asset retirement obligations	—	5.6	5.6
Deferred Credits and Other Liabilities held for sale	1.6	0.2	1.8
Non-current liabilities held for sale	$1.6	$5.8	$7.4

(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
As of June 30, 2025
Non-utility property (net of $7.0 and $12.3 accumulated depreciation, respectively)	$1.1	$441.2	$442.3
Other non-current assets	2.4	1.4	3.8
Non-current assets held for sale	3.5	442.6	446.1
Accounts receivable, net	109.6	8.0	117.6
Inventory	30.5	6.4	36.9
Prepayments	0.2	1.8	2.0
Derivative instrument assets	43.5	(0.1)	43.4
Current assets held for sale	$183.8	$16.1	$199.9

Accounts payable	92.0	8.0	100.0
Wages and compensation accrued	3.7	0.6	4.3
Taxes accrued	0.4	0.7	1.1
Total Other	15.8	11.2	27.0
Current liabilities held for sale	111.9	20.5	132.4
Asset retirement obligations	—	5.5	5.5
Deferred Credits and Other Liabilities held for sale	1.4	0.2	1.6
Non-current liabilities held for sale	$1.4	$5.7	$7.1

The following table presents the results of the Spire Marketing and Spire Storage Disposal Groups, which are included in Income from Discontinued Operations, net of tax, in Spire's Condensed Consolidated Statements of Operations.

	Three Months Ended June 30, 2026			Nine Months Ended June 30, 2026
(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
Operating Revenues	$8.9	$26.1	$35.0	$118.0	$76.2	$194.2
Operating Expenses:
Natural gas	11.5	—	11.5	41.9	—	41.9
Operation and maintenance	2.4	18.9	21.3	11.5	31.5	43.0
Depreciation and amortization	—	—	—	0.2	6.7	6.9
Taxes, other than income taxes	0.1	0.5	0.6	0.6	1.4	2.0
Total Operating Expenses	14.0	19.4	33.4	54.2	39.6	93.8
Operating (Loss) Income	(5.1)	6.7	1.6	63.8	36.6	100.4
Interest Expense, Net	—	2.6	2.6	—	6.6	6.6
(Loss) Income Before Income Taxes	(5.1)	4.1	(1.0)	63.8	30.0	93.8
Income Tax (Benefit) Expense	(1.3)	1.1	(0.2)	15.9	6.9	22.8
Net (Loss) Income	$(3.8)	$3.0	$(0.8)	$47.9	$23.1	$71.0
Gain on Sale of Discontinued Operations, Net of Tax	91.7	162.9	254.6	91.7	162.9	254.6
Net Income From Discontinued Operations	$87.9	$165.9	$253.8	$139.6	$186.0	$325.6

	Three Months Ended June 30, 2025			Nine Months Ended June 30, 2025
(Dollars in millions)	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total	Spire Marketing Disposal Group	Spire Storage Disposal Group	Total
Operating Revenues	$43.1	$26.3	$69.4	$129.7	$65.7	$195.4
Operating Expenses:
Natural gas	7.7	—	7.7	64.6	—	64.6
Operation and maintenance	3.2	7.8	11.0	11.8	22.2	34.0
Depreciation and amortization	0.2	2.7	2.9	0.9	4.7	5.6
Taxes, other than income taxes	0.3	0.4	0.7	0.8	0.9	1.7
Total Operating Expenses	11.4	10.9	22.3	78.1	27.8	105.9
Operating Income	31.7	15.4	47.1	51.6	37.9	89.5
Interest Expense, Net	—	2.0	2.0	—	5.9	5.9
Income Before Income Taxes	31.7	13.4	45.1	51.6	32.0	83.6
Income Tax Expense	7.9	3.0	10.9	12.9	7.3	20.2
Net Income from discontinued operations attributable to Spire Inc.	$23.8	$10.4	$34.2	$38.7	$24.7	$63.4

Spire has elected not to separately disclose discontinued operations on Spire's Condensed Consolidated Statements of Cash Flows. The following table summarizes Spire's cash flows from discontinued operations related to the Spire Marketing and Spire Storage Disposal Groups through their respective dates of disposition. Cash proceeds from the sales of Spire Marketing and Spire Storage are reflected within investing activities during the nine months ended June 30, 2026.

	Nine Months Ended June 30, 2026		Nine Months Ended June 30, 2025
Cash Flow Summary	Spire Marketing Disposal Group	Spire Storage Disposal Group	Spire Marketing Disposal Group	Spire Storage Disposal Group
Net cash provided by operating activities	$31.6	$567.0	$24.5	$36.1
Net cash provided by (used in) investing activities	80.4	(13.3)	(24.6)	(91.5)

Asset Held for Sale (Continuing Operations)

Sale of Spire Mississippi

On April 21, 2026, the Company entered into an agreement to sell Spire Mississippi, a wholly-owned subsidiary of Spire, to Delta Mississippi Gas Company, LLC (“Delta Utilities”). The transaction provides for a cash purchase price of $75.0, subject to customary purchase price adjustments, and is expected to close during the first fiscal quarter of 2027, subject to regulatory approval by the MSPSC and other customary closing conditions. This planned sale does not represent a strategic shift that will have a major effect on the Company's operations or financial results and, accordingly, will only be presented as held for sale for balance sheet reporting purposes. If the agreement is terminated upon certain qualifying terminations and subject to certain conditions set forth in the agreement, the purchaser will be required to pay a reverse termination fee of $7.5.

Spire Mississippi is classified as held for sale, and its results of operations continue to be reported within continuing operations as part of the Gas Utility segment. Upon classification as held for sale, the Company allocated $18.1 of goodwill to the Spire Mississippi disposal group. The Company measured the disposal group at the lower of its carrying amount or fair value less costs to sell and, as a result, recorded a goodwill impairment of $3.9 during the quarter ended March 31, 2026. As a result of subsequent adjustments to the disposal group's carrying value, the Company recorded an additional $1.5 impairment of property, plant and equipment during the quarter ended June 30, 2026. These charges are reflected in the condensed consolidated statements of income.

The following table summarizes the carrying values of the major classes of assets and liabilities of the Spire Mississippi disposal group classified as held for sale in Spire's Condensed Consolidated Balance Sheets:

(Dollars in millions)	Spire Mississippi Disposal Group
ASSETS
Utility Plant	$95.1
Less – Accumulated depreciation and amortization	(32.5)
Net Utility Plant	62.6
Accounts receivable (net of $0.1 allowance)	2.9
Materials and supplies	0.8
Regulatory Assets	0.9
Goodwill (net of $3.9 impairment)	14.2
Current assets held for sale	$81.4

Accounts payable	1.0
Regulatory liabilities - Current	—
Asset retirement obligations	3.2
Regulatory liabilities	1.4
Other	2.3
Current liabilities held for sale	$7.9

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

4. REVENUE

The following tables show revenue disaggregated by source and customer type.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Spire
Gas Utility:
Residential	$233.2	$212.0	$1,398.8	$1,302.9
Commercial and industrial	104.4	79.5	480.2	438.1
Transportation	36.3	30.9	113.6	102.9
Off-system and other incentive	19.7	17.0	70.1	51.2
Other customer revenue	7.5	5.6	15.8	19.3
Total revenue from contracts with customers	401.1	345.0	2,078.5	1,914.4
Changes in accrued revenue under alternative revenue programs	15.0	2.5	45.8	16.8
Total Gas Utility operating revenues	416.1	347.5	2,124.3	1,931.2
Other	23.4	24.3	63.4	63.7
Total before eliminations	439.5	371.8	2,187.7	1,994.9
Eliminations	(19.3)	(19.3)	(48.8)	(48.0)
Total Operating Revenues	$420.2	$352.5	$2,138.9	$1,946.9

Spire Missouri
Residential	$159.0	$155.8	$1,048.3	$967.6
Commercial and industrial	51.2	46.9	307.4	288.4
Transportation	9.4	7.9	33.5	28.1
Off-system and other incentive	15.6	12.0	59.8	41.4
Other customer revenue	3.6	3.5	11.1	11.2
Total revenue from contracts with customers	238.8	226.1	1,460.1	1,336.7
Changes in accrued revenue under alternative revenue programs	10.0	4.0	43.4	22.5
Total Operating Revenues	$248.8	$230.1	$1,503.5	$1,359.2

Spire Alabama
Residential	$45.2	$48.3	$275.6	$280.2
Commercial and industrial	25.2	24.7	118.1	116.1
Transportation	20.6	20.5	68.3	66.8
Off-system and other incentive	4.1	5.0	10.3	9.8
Other customer revenue	1.1	1.1	(0.6)	4.9
Total revenue from contracts with customers	96.2	99.6	471.7	477.8
Changes in accrued revenue under alternative revenue programs	2.8	(0.8)	(0.4)	(6.2)
Total Operating Revenues	$99.0	$98.8	$471.3	$471.6

Gross receipts taxes associated with the Company’s natural gas utility services are imposed on the Company, Spire Missouri, and Spire Alabama and billed to its customers. The expense amounts (shown in the table below) are reported gross in the “Taxes, other than income taxes” line in the statements of income, and corresponding revenues are reported in “Operating Revenues.”

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Spire	$20.9	$19.6	$107.3	$101.6
Spire Missouri	14.5	13.9	78.3	73.3
Spire Alabama	5.0	5.0	24.3	24.1

5. EARNINGS PER COMMON SHARE

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings Per Common Share:
Net (Loss) Income From Continuing Operations	$(42.6)	$(13.3)	$262.8	$248.1
Net Income From Discontinued Operations, Net of Tax	253.8	34.2	325.6	63.4
Net Income	$211.2	$20.9	$588.4	$311.5
Less: Provision for preferred dividends	—	3.7	5.2	11.1
Income allocated to participating securities	0.3	—	0.8	0.4
Preferred share redemption cost	—	—	8.0	—
Income Available to Common Shareholders	$210.9	$17.2	$574.4	$300.0
Weighted Average Common Shares Outstanding (in millions)	59.0	58.9	59.0	58.3
Basic (Loss) Earnings Per Common Share - Continuing Operations Available to Common Shareholders	$(0.72)	$(0.29)	$4.22	$4.06
Basic Earnings Per Common Share - Discontinued Operations	$4.29	$0.58	$5.51	$1.08
Basic Earnings Per Common Share Available to Common Shareholders	$3.57	$0.29	$9.73	$5.14

Diluted Earnings Per Common Share:
Net (Loss) Income From Continuing Operations	$(42.6)	$(13.3)	$262.8	$248.1
Net Income From Discontinued Operations, Net of Tax	253.8	34.2	325.6	63.4
Net Income	$211.2	$20.9	$588.4	$311.5
Less: Provision for preferred dividends	—	3.7	5.2	11.1
Income allocated to participating securities	0.3	—	0.8	0.4
Preferred share redemption cost	—	—	8.0	—
Income Available to Common Shareholders	$210.9	$17.2	$574.4	$300.0
Weighted Average Common Shares Outstanding (in millions)	59.0	58.9	59.0	58.3
Dilutive Effect of forward sales of common stock, restricted stock and restricted stock units (in millions)*	0.1	0.2	0.2	0.2
Weighted Average Diluted Common Shares (in millions)	59.1	59.1	59.2	58.5
Diluted (Loss) Earnings Per Common Share -Continuing Operations Available to Common Shareholders	$(0.72)	$(0.29)	$4.21	$4.05
Diluted Earnings Per Common Share -Discontinued Operations	$4.29	$0.58	$5.49	$1.08
Diluted Earnings Per Common Share Available to Common Shareholders	$3.57	$0.29	$9.70	$5.13

* Calculation excludes certain outstanding or potential common shares (shown in millions by period at the right) attributable to (1) forward sales of common stock, (2) stock units subject to performance or market conditions and (3) restricted stock, which could have a dilutive effect in the future	0.4	0.1	0.3	0.1

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

As of June 30, 2026, under the ATM Program, Spire may sell additional shares with an aggregate offering price of up to $123.6.

Preferred Stock

In February 2026, the Company redeemed all outstanding shares of its 5.90% Series A Cumulative Redeemable Perpetual Preferred Stock (aggregate $250.0 liquidation preference) (the “Series A Preferred Stock”), upon which the corresponding 10,000,000 outstanding depositary shares representing the Series A Preferred Stock were also redeemed. Following the redemption, dividends ceased to be accrued on the Series A Preferred Stock, shares of the Series A Preferred Stock were no longer deemed outstanding and all rights of the holders of such shares of the Series A Preferred Stock terminated. In conjunction with the redemption, Spire recorded $8.0 in preferred stock redemption costs, calculated as the difference between the carrying value on the redemption date of the Series A Preferred Stock and the total amount of consideration paid to redeem. The preferred stock redemption costs were recorded as a reduction to Retained Earnings on Spire’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2026.

7. REGULATORY MATTERS

As explained in Note 1, Summary of Significant Accounting Policies, the Utilities account for regulated operations in accordance with FASB ASC Topic 980, Regulated Operations. The following regulatory assets and regulatory liabilities were reflected in the balance sheets of the Company, Spire Missouri and Spire Alabama as of June 30, 2026, September 30, 2025, and June 30, 2025.

	June 30,	September 30,	June 30,
Spire	2026	2025	2025
Regulatory Assets:
Current:
Pension and postretirement benefit costs	$3.2	$—	$—
Unamortized purchased gas adjustments	15.7	16.5	1.2
Other	59.7	61.8	33.8
Total Current Regulatory Assets	78.6	78.3	35.0
Noncurrent:
Pension and postretirement benefit costs	203.4	217.8	236.4
Cost of removal	711.8	688.3	687.2
Future income taxes due from customers	155.7	154.2	155.0
Energy efficiency	67.2	65.0	63.7
Unamortized purchased gas adjustments	2.1	9.0	—
Other	254.8	189.2	151.1
Total Noncurrent Regulatory Assets	1,395.0	1,323.5	1,293.4
Total Regulatory Assets	$1,473.6	$1,401.8	$1,328.4
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$3.5	$34.9	$44.0
Other	7.8	4.5	4.6
Total Current Regulatory Liabilities	11.3	39.4	48.6
Noncurrent:
Deferred taxes due to customers	128.0	100.3	103.7
Pension and postretirement benefit costs	304.7	300.1	261.1
Accrued cost of removal	276.0	138.2	138.3
Unamortized purchased gas adjustments	37.0	6.5	44.8
Other	31.9	32.9	34.1
Total Noncurrent Regulatory Liabilities	777.6	578.0	582.0
Total Regulatory Liabilities	$788.9	$617.4	$630.6

	June 30,	September 30,	June 30,
Spire Missouri	2026	2025	2025
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$1.8	$14.9	$—
Other	5.9	34.0	8.7
Total Current Regulatory Assets	7.7	48.9	8.7
Noncurrent:
Future income taxes due from customers	148.3	146.6	147.2
Pension and postretirement benefit costs	144.1	157.0	172.5
Energy efficiency	67.2	65.0	63.7
Unamortized purchased gas adjustments	2.1	9.0	—
Cost of removal	98.3	98.8	91.4
Other	209.2	176.8	138.7
Total Noncurrent Regulatory Assets	669.2	653.2	613.5
Total Regulatory Assets	$676.9	$702.1	$622.2
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$3.5	$13.9	$14.0
Total Current Regulatory Liabilities	3.5	13.9	14.0
Noncurrent:
Deferred taxes due to customers	79.0	88.8	92.0
Pension and postretirement benefit costs	267.3	261.2	227.2
Accrued cost of removal	98.9	96.0	96.9
Unamortized purchased gas adjustments	37.0	6.5	44.8
Other	27.3	28.8	30.2
Total Noncurrent Regulatory Liabilities	509.5	481.3	491.1
Total Regulatory Liabilities	$513.0	$495.2	$505.1

	June 30,	September 30,	June 30,
Spire Alabama	2026	2025	2025
Regulatory Assets:
Current:
Unamortized purchased gas adjustments	$10.7	$—	$—
Other	15.1	16.1	13.2
Total Current Regulatory Assets	25.8	16.1	13.2
Noncurrent:
Future income taxes due from customers	1.4	1.6	1.6
Pension and postretirement benefit costs	56.1	59.1	61.8
Cost of removal	609.7	589.6	595.7
Other	0.4	0.3	0.5
Total Noncurrent Regulatory Assets	667.6	650.6	659.6
Total Regulatory Assets	$693.4	$666.7	$672.8
Regulatory Liabilities:
Current:
Unamortized purchased gas adjustments	$—	$20.2	$29.3
Other	1.9	0.1	—
Total Current Regulatory Liabilities	1.9	20.3	29.3
Noncurrent:
Pension and postretirement benefit costs	25.4	26.5	23.0
Other	2.6	2.7	2.8
Total Noncurrent Regulatory Liabilities	28.0	29.2	25.8
Total Regulatory Liabilities	$29.9	$49.5	$55.1

A portion of the Company’s and Spire Missouri’s regulatory assets are not earning a return, as shown in the table below:

	June 30,	September 30,	June 30,
	2026	2025	2025
Spire
Pension and postretirement benefit costs	$118.7	$119.1	$127.2
Future income taxes due from customers	154.3	152.7	153.4
Unamortized purchased gas adjustments	3.8	23.9	—
Other	188.0	177.0	111.7
Total Regulatory Assets Not Earning a Return	$464.8	$472.7	$392.3

Spire Missouri
Pension and postretirement benefit costs	$118.7	$119.1	$127.2
Future income taxes due from customers	148.3	146.6	147.2
Unamortized purchased gas adjustments	3.8	23.9	—
Other	188.0	177.0	111.7
Total Regulatory Assets Not Earning a Return	$458.8	$466.6	$386.1

All of Spire Tennessee’s regulatory assets currently earn a return.

Like all the Company’s regulatory assets, these regulatory assets as of June 30, 2026 are probable of recovery from customers in future rates. The recovery period for the future income taxes due from customers and pension and other postretirement benefit costs could be 20 years or longer, based on current Internal Revenue Service guidelines and average remaining service life of active participants, respectively. The recovery period for the PGA assets is about one year. The other items not earning a return are expected to be recovered over a period not to exceed 15 years, consistent with precedent set by the MoPSC, except for certain debt costs expected to be recovered over the related debt term (currently up to 2051). Spire Alabama does not have any regulatory assets that are not earning a return.

Spire Missouri

On November 12, 2025, Spire Missouri filed a PGA adjustment increase for both Missouri service territories, with rates effective November 26, 2025 reflecting changes in natural gas commodity prices.

In fiscal 2025, Spire Missouri filed a general rate case (Case No. GR-2025-0107) requesting a base rate increase. On September 3, 2025, the MoPSC approved a stipulation and agreement in Spire Missouri’s general rate case. The approved agreement provides for a base rate increase of $210.0, which became effective on October 24, 2025. The approved base rate incorporates the $72.6 already being collected from customers through the Infrastructure System Replacement Surcharge (“ISRS”) for eligible capital projects through February 2025, resulting in a net base rate increase of $137.4. The terms of the agreement do not impact any amounts previously recorded. The approved rates are based on a total rate base plant in service of $4,379.6, reflecting significant infrastructure investments since Spire’s last general rate filing, and include a 7.05% post-tax total rate of return for future ISRS purposes.

The ISRS allows Spire Missouri to earn a return on its investments to replace qualifying components of its infrastructure through an expedited recovery mechanism outside of a formal rate case. On November 21, 2025, Spire Missouri filed an ISRS case for eligible capital projects from June 2025 through December 2025 (including estimates for November and December). The initial filing requested a total incremental revenue increase of $30.3 annually. MoPSC Staff issued its recommendation on February 19, 2026, recommending a total incremental revenue increase of $16.5. The Company supported Staff’s recommendation, and the Commission approved the ISRS with an effective date of March 21, 2026. On May 19, 2026, Spire Missouri filed an ISRS case for eligible capital projects from January 2026 through June 2026 (including estimates for May and June). The initial filing requested a total incremental revenue increase of $21.3 annually. The case is subject to approval by the MoPSC, and the application remains pending.

On March 6, 2026, Spire Missouri filed an application with the Missouri Public Service Commission ("MoPSC") (Case No. GU-2026-0225) requesting an Accounting Authority Order ("AAO") related to a significant decline in customer natural gas usage during the 2025-2026 heating season. The application seeks authority for potential future recovery certain amounts associated with the revenue impacts of reduced customer usage. Subsequent to June 30, 2026, the parties filed a stipulation and agreement related to potential enhancements to existing weather normalization mechanisms for consideration in a future rate proceeding. No regulatory asset or recovery has been recognized related to this matter as of June 30, 2026.

Spire Alabama

The APSC has approved a Rate Stabilization and Equalization (“RSE”) mechanism. The Company continues to operate under the RSE framework beyond September 30, 2025, pending further Commission action. Under RSE, the APSC conducts reviews in March, June and September to determine whether Spire Alabama’s return on average common equity (RCE) at the end of the rate year is projected to be within the allowed range of return. Rates will be adjusted if the RCE is above the allowed range. Reductions in rates can be made in June, September, and December to bring the projected RCE within the allowed range; increases, however, are allowed only once each rate year, effective December 1, and cannot exceed 4% of prior-year revenues.

On October 24, 2025, Spire Alabama made its annual RSE rate filing (based on its budget for fiscal 2026), with final rates approved on November 24, 2025, resulting in an annual revenue increase of $12.9, effective December 1, 2025. The March point of test filing reflected a return on average common equity of 9.94% which fell above the approved range. As a result, a $2.9 rate reduction became effective June 1, 2026, in line with RSE guidelines.

On June 18, 2026, the APSC entered a Procedural Ruling in dockets 18046 and 18328 regarding its Investigation of the Terms of Rate Stabilization and Equalization. The Order identifies five discrete issues requiring APSC resolution for reauthorization of the RSE for an additional term, as follows: return on equity (“ROE”), ROE range, term of the RSE renewal period, the Company’s tariffed Cost Control Mechanism, and the amount of the fixed customer charge. An evidentiary hearing on these issues is scheduled for August 6, 2026. Renewal of the RSE mechanism and its terms remains subject to APSC approval, with a decision expected subsequent to the hearing.

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

Spire Gulf has similar rate regulation to Spire Alabama. On October 23, 2025, Spire Gulf made its annual RSE filing (based on its budget for fiscal 2026) with final rates approved reflecting an increase in annual revenue of $2.9, effective December 1, 2025. Although the Spire Gulf RSE mechanism is being considered in separate APSC dockets, the APSC has identified the same issues for hearing and resolution as those identified with respect to Spire Alabama. The RSE hearing for Spire Gulf is scheduled for August 7, 2026. Renewal of the RSE mechanism and its terms remains subject to APSC approval, with a decision expected subsequent to the hearing.

The MSPSC approved stipulation agreements between the Mississippi Public Utility Staff (“MPUS”) and Spire Mississippi that provided for increased annual revenues of $0.6 and $0.6 through rates effective on January 1, 2025 and 2026, respectively.

On March 16, 2026, in Docket No. 25‑00074, the Tennessee Public Utility Commission (“TPUC”) voted to approve a motion authorizing the transfer of control related to the application filed by Piedmont and Spire Tennessee to provide utility services in docket 25-00074. This approval allowed Spire Tennessee to adopt the presently approved tariffs, rates, and terms of condition of service of Piedmont.

Spire Tennessee’s primary cost recovery mechanisms are the Annual Review Mechanism (“ARM”) and the PGA. Under the ARM, rates are adjusted annually to reflect changes in jurisdictional operating revenues, cost of service, and rate base. Jurisdictional revenues and expenses exclude gains or losses related to gas supply hedging activities, off‑system sales, and other gas supply and capacity secondary marketing activities, as determined by the TPUC. As contemplated in the TPUC’s approval motion, Piedmont’s ARM was allowed to transfer to Spire Tennessee with the following limitations. Spire Tennessee is only authorized to make ARM filings for the calendar years of 2025, 2026, and 2027, which shall be filed in 2026, 2027, and 2028, respectively. Any subsequent base rate increases must be heard in a general rate case proceeding. If any individual ARM filing calculates an earnings deficiency for the prior calendar year (the “Historical Base Period”, or “HBP”), Spire is not authorized to collect or defer any of the deficiency or any related carrying charges. Additionally, the average annual base rate increase (“ABRR”) is not allowed to exceed 4% for any individual ARM filing.

On April 28, 2026, Spire Tennessee submitted a net PGA/ACA adjustment increase, with rates effective June 1, 2026, reflecting changes in natural gas commodity prices and the ACA component.

Spire Tennessee’s first ARM filing occurred on May 20, 2026, in Docket No. 26-00042. The initial filing requested a total incremental revenue increase of $14.0 annually, which was the maximum allowed ABRR due to the aforementioned 4% cap for any individual ARM filing. The case is subject to approval by the TPUC, and new rates are expected to be effective on October 1, 2026.

8. FINANCING

Short-term

Spire, Spire Missouri, and Spire Alabama are parties to a syndicated revolving credit facility with a syndicate of 12 banks that provides for aggregate commitments of $1,500.0, including sublimits of $275.0 for Spire, $700.0 for Spire Missouri, $275.0 for Spire Alabama and $250.0 for Spire Tennessee, which sublimits may be reallocated from time to time within the aggregate commitment, subject to the terms of the loan agreement. On December 18, 2025, the borrowers entered into a First Amendment to Second Amended and Restated Loan Agreement, which, among other things, added Spire Tennessee as a borrower, with the amount of revolving credit availability to be allocated to Spire Tennessee to be determined upon the closing of the pending acquisition and extended the final maturity date of the revolving credit facility to October 11, 2030. Following the closing of the acquisition of Spire Tennessee, a $250.0 sublimit was established for Spire Tennessee, and Spire's sublimit was correspondingly reduced from $525.0 to $275.0. The Spire holding company may use its revolving credit availability to fund the liquidity needs of its subsidiaries. The loan agreement contains a financial covenant limiting each borrower’s consolidated total debt, including short‑term debt, to no more than 70% of total capitalization. As of June 30, 2026, total debt for each borrower was in compliance with this covenant. There were no borrowings outstanding under the revolving credit facility as of June 30, 2026.

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

Information about short-term borrowings, including Spire Missouri’s and Spire Alabama’s borrowings from Spire, is presented in the following table. As of June 30, 2026, $652.1 of Spire’s CP Program borrowings were used to support lending to the Utilities.

	Spire (Parent Only)		Spire Missouri	Spire Alabama	Spire
	CP	DDTL	Spire	Spire	Consol-
	Program	Agreement	Note	Note	idated
Nine Months Ended June 30, 2026
Highest borrowings outstanding	$1,399.2	$800.0	$594.7	$174.6	$2,019.0
Lowest borrowings outstanding	—	—	299.9	69.5	—
Weighted average borrowings	850.4	219.4	426.3	138.9	1,069.9
Weighted average interest rate	4.1%	4.6%	4.1%	4.1%	4.2%
As of June 30, 2026
Borrowings outstanding	$1,263.5	$—	$443.5	$168.2	$1,263.5
Weighted average interest rate	4.1%	0.0%	4.1%	4.1%	4.1%
As of September 30, 2025
Borrowings outstanding	$1,317.0	$—	$566.3	$130.1	$1,317.0
Weighted average interest rate	4.4%	n/a	4.4%	4.4%	4.4%
As of June 30, 2025
Borrowings outstanding	$1,009.5	$—	$398.7	$56.4	$1,009.5
Weighted average interest rate	4.3%	n/a	4.7%	4.7%	4.3%

For short-term borrowings for the Piedmont Tennessee Transaction DDTL Agreement, refer to the respective selection below.

Long-term

The long-term debt agreements of Spire, Spire Missouri and Spire Alabama contain customary financial covenants and default provisions. As of June 30, 2026, there were no events of default under these financial covenants.

Interest expense shown on the statements of income is net of the capitalized interest amounts shown in the following table.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Spire	$3.9	$3.8	$10.6	$16.4
Spire Missouri	1.6	1.0	4.4	3.4
Spire Alabama	2.0	1.2	5.7	3.0

Spire

Acquisition of Tennessee Piedmont Natural Gas Business Financing

Delayed Draw Term Loan Agreement. The Company entered into a committed senior unsecured facility on August 22, 2025. As of December 31, 2025 the facility provided up to $725.0 of committed capacity, consisting of $125.0 bridge term loan and $600.0 delayed draw term loan. During the fiscal second quarter of 2026, the $725.0 committed capacity was reduced to zero in connection with the closing of additional financing and completion of the Acquisition. On March 26, 2026, the Company entered into a Delayed Draw Term Loan Agreement (the “DDTL Agreement”) that provides for senior unsecured delayed draw term loan commitments in an aggregate principal amount of $800.0, consisting of (i) a $600.0 Tranche A facility and (ii) a $200.0 Tranche B facility. Loans under the Credit Agreement mature 364 days after the funding date or March 30, 2027.

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

The Company fully drew the DDTL Agreement in connection with the closing of the Piedmont Tennessee Transaction on March 31, 2026. During the quarter ended June 30, 2026, the Company repaid all outstanding borrowings under the DDTL Agreement using proceeds from the sales of Spire Marketing and Spire Storage. Following such repayment, the DDTL Agreement was terminated.

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

At the Company’s option, the JSNs may be redeemed at 100% of principal plus accrued interest (i) at any time during the 90‑day period prior to the first reset date and (ii) on any interest payment date after the first reset date; they may also be redeemed at par within 120 days following a Tax Event or at 102% within 120 days following a Rating Agency Event, in each case plus accrued interest to (but excluding) the redemption date. The notes are junior subordinated obligations and rank below the Company’s senior debt. Net proceeds, together with other funds, were used to finance the Piedmont Tennessee Transaction.

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

Proceeds from the issuance were used to fund the Piedmont Tennessee Transaction. The Master Note Purchase Agreement includes customary financial and operational covenants, including limitations on liens, mergers and affiliate transactions, and requires Spire Tennessee to maintain a Consolidated Capitalization Ratio not exceeding 70%. The Senior Notes may be prepaid at the option of Spire Tennessee, subject to a make‑whole premium, and are subject to mandatory prepayment upon a change of control at 100% of principal plus accrued and unpaid interest.

For additional information regarding the Piedmont Tennessee Transaction, see Note 2, Acquisitions.

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

The 2031 Senior Notes are senior unsecured obligations and rank equally with all other unsecured and unsubordinated indebtedness of the Company. Proceeds from the issuance were used to repay $350.0 of the Company's 5.30% Senior Notes due March 1, 2026. The remaining proceeds, together with other financing sources, were used to fund the acquisition of the Tennessee natural gas business of Piedmont and related transaction costs.

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

The carrying amounts and estimated fair values of financial instruments not measured at fair value on a recurring basis are shown in the following tables, classified according to the fair value hierarchy. There were no such instruments classified as Level 3 (significant unobservable inputs) as of June 30, 2026, September 30, 2025, and June 30, 2025.

			Classification of Estimated Fair Value
	Carrying Amount	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)
Spire
As of June 30, 2026
Cash and cash equivalents	$20.7	$20.7	$20.7	$—
Notes payable	1,263.5	1,263.5	—	1,263.5
Long-term debt, including current portion	5,996.1	5,839.9	—	5,839.9
As of September 30, 2025
Cash and cash equivalents	$5.7	$5.7	$5.7	$—
Notes payable	1,317.0	1,317.0	—	1,317.0
Long-term debt, including current portion	3,856.9	3,691.5	—	3,691.5
As of June 30, 2025
Cash and cash equivalents	$13.1	$13.1	$13.1	$—
Notes payable	1,009.5	1,009.5	—	1,009.5
Long-term debt, including current portion	3,890.9	3,671.7	—	3,671.7

Spire Missouri
As of June 30, 2026
Notes payable – associated companies	$443.5	$443.5	$—	$443.5
Long-term debt	2,153.6	2,037.4	—	2,037.4
As of September 30, 2025
Notes payable – associated companies	$566.3	$566.3	$—	$566.3
Long-term debt	1,953.6	1,874.0	—	1,874.0
As of June 30, 2025
Notes payable – associated companies	$398.7	$398.7	$—	$398.7
Long-term debt	1,953.2	1,847.4	—	1,847.4

Spire Alabama
As of June 30, 2026
Cash and cash equivalents	$2.8	$2.8	$2.8	$—
Notes payable – associated companies	168.2	168.2	—	168.2
Long-term debt	712.0	659.2	—	659.2
As of September 30, 2025
Cash and cash equivalents	$1.9	$1.9	$1.9	$—
Notes payable – associated companies	130.1	130.1	—	130.1
Long-term debt	711.7	675.9	—	675.9
As of June 30, 2025
Cash and cash equivalents	$1.7	$1.7	$1.7	$—
Notes payable – associated companies	56.4	56.4	—	56.4
Long-term debt, including current portion	746.6	695.2	—	695.2

10. FAIR VALUE MEASUREMENTS

The information presented in the following tables categorizes the assets and liabilities in the balance sheets that are accounted for at fair value on a recurring basis in periods subsequent to initial recognition.

The mutual funds and bonds included in Level 1 are valued based on exchange-quoted market prices of individual securities.

Derivative instruments included in Level 1 are valued using quoted market prices on the New York Mercantile Exchange (“NYMEX”) or the Intercontinental Exchange (“ICE”), and also certain natural gas commodity contracts. Derivative instruments classified in Level 2 include derivatives that are valued using broker or dealer quotation services or published benchmarks whose prices are derived principally from, or are corroborated by, observable market inputs. Also included in Level 2 are certain derivative instruments that have values that are similar to, and correlate with, quoted prices for exchange-traded instruments or in active markets. Derivative instruments included in Level 3 are valued using generally unobservable inputs that are based upon the best information available and reflect management’s assumptions about how market participants would price the asset or liability. There were no Level 3 balances as of June 30, 2026, September 30, 2025, or June 30, 2025. The Company’s policy is to recognize transfers between the levels of the fair value hierarchy, if any, as of the beginning of the interim reporting period in which circumstances change or events occur to cause the transfer.

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

Spire

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2026
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$29.0	$—	$—	$29.0
NYMEX/ICE natural gas contracts	2.3	—	(2.3)	—
Other:
U.S. stock/bond mutual funds	19.3	—	—	19.3
U.S. bonds	25.1	—	—	25.1
Global bonds	1.0	—	—	1.0
Interest rate derivatives	—	16.3	—	16.3
Total	$76.7	$16.3	$(2.3)	$90.7
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$14.3	$—	$(2.3)	$12.0
Other:
Interest rate derivatives	—	2.6	—	2.6
Total	$14.3	$2.6	$(2.3)	$14.6

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of September 30, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$27.5	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	(2.9)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	11.4	—	(11.4)	—
Natural gas commodity contracts	—	44.8	(2.7)	42.1
Other:
U.S. stock/bond mutual funds	27.0	—	—	27.0
U.S. bonds	23.5	—	—	23.5
Global bonds	1.5	—	—	1.5
Interest rate swaps	—	10.0	—	10.0
Total	$93.8	$54.8	$(17.0)	$131.6
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$25.9	$—	$(1.3)	$24.6
Gas Marketing:
NYMEX/ICE natural gas contracts	19.0	—	(19.0)	—
Natural gas commodity contracts	—	16.7	(2.7)	14.0
Total	$44.9	$16.7	$(23.0)	$38.6

As of June 30, 2025
ASSETS
Gas Utility:
U.S. stock/bond mutual funds	$26.3	$—	$—	$26.3
Gasoline and heating oil contracts	5.1	—	(5.1)	—
Gas Marketing:
NYMEX/ICE natural gas contracts	8.6	—	(8.6)	—
Natural gas commodity contracts	—	46.6	(2.1)	44.5
Other:
U.S. stock/bond mutual funds	31.5	—	—	31.5
U.S. bonds	18.0	—	—	18.0
Global bonds	4.5	—	—	4.5
Interest rate swaps	—	11.6	—	11.6
Total	$94.0	$58.2	$(15.8)	$136.4
LIABILITIES
Gas Utility:
NYMEX/ICE natural gas contracts	$10.2	$—	$(5.1)	$5.1
Gas Marketing:
NYMEX/ICE natural gas contracts	14.0	—	(14.0)	—
Natural gas commodity contracts	—	16.4	(2.1)	14.3
Total	$24.2	$16.4	$(21.2)	$19.4

Spire Missouri

	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Effects of Netting and Cash Margin Receivables /Payables	Total
As of June 30, 2026
ASSETS
U.S. stock/bond mutual funds	$29.0	$—	$—	$29.0
NYMEX/ICE natural gas contracts	2.3	—	(2.3)	—
Total	$31.3	$—	$(2.3)	$29.0
LIABILITIES
NYMEX/ICE natural gas contracts	$14.3	$—	$(2.3)	$12.0

As of September 30, 2025
ASSETS
U.S. stock/bond mutual funds	$27.5	$—	$—	$27.5
NYMEX/ICE natural gas contracts	2.9	—	(2.9)	—
Total	$30.4	$—	$(2.9)	$27.5
LIABILITIES
NYMEX/ICE natural gas contracts	$25.9	$—	$(1.3)	$24.6

As of June 30, 2025
ASSETS
U.S. stock/bond mutual funds	$26.3	$—	$—	$26.3
NYMEX/ICE natural gas contracts	5.1	—	(5.1)	—
Total	$31.4	$—	$(5.1)	$26.3
LIABILITIES
NYMEX/ICE natural gas contracts	$10.2	$—	$(5.1)	$5.1

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Spire
Service cost – benefits earned during the period	$4.2	$4.4	$12.8	$13.2
Interest cost on projected benefit obligation	6.0	5.8	18.3	17.6
Expected return on plan assets	(6.9)	(6.4)	(20.6)	(19.3)
Amortization of prior service credit	(0.9)	(1.2)	(3.2)	(3.5)
Amortization of actuarial loss	1.4	1.6	4.3	4.8
Subtotal	3.8	4.2	11.6	12.8
Regulatory adjustment	3.8	9.2	16.2	27.3
Net pension cost	$7.6	$13.4	$27.8	$40.1

Spire Missouri
Service cost – benefits earned during the period	$2.9	$2.9	$8.7	$8.6
Interest cost on projected benefit obligation	4.1	3.9	12.4	11.9
Expected return on plan assets	(4.4)	(4.4)	(13.2)	(13.2)
Amortization of prior service credit	(0.3)	(0.5)	(1.3)	(1.5)
Amortization of actuarial loss	0.9	1.0	2.8	3.0
Subtotal	3.2	2.9	9.4	8.8
Regulatory adjustment	2.8	7.4	14.1	22.2
Net pension cost	$6.0	$10.3	$23.5	$31.0

Spire Alabama
Service cost – benefits earned during the period	$1.2	$1.4	$3.6	$4.1
Interest cost on projected benefit obligation	1.3	1.3	3.9	3.8
Expected return on plan assets	(1.6)	(1.3)	(4.8)	(3.9)
Amortization of prior service credit	(0.6)	(0.7)	(1.8)	(1.9)
Amortization of actuarial loss	0.5	0.6	1.5	1.8
Subtotal	0.8	1.3	2.4	3.9
Regulatory adjustment	0.5	1.5	1.4	4.4
Net pension cost	$1.3	$2.8	$3.8	$8.3

Pursuant to the provisions of Spire Missouri’s and Spire Alabama’s pension plans, pension obligations may be satisfied by monthly annuities, lump-sum cash payments, or special termination benefits. Lump-sum payments are recognized as settlements (which can result in gains or losses) only if the total of such payments exceeds the sum of service and interest costs in a specific year. Special termination benefits, when offered, are also recognized as settlements which can result in gains or losses. For the three and nine months ended June 30, 2026 and 2025, no plans met the criteria for settlement accounting.

The funding policy of the Utilities is to contribute an amount not less than the minimum required by government funding standards, nor more than the maximum deductible amount for federal income tax purposes. Through June 30, 2026, there were fiscal 2026 contributions to Spire Missouri’s and Spire Alabama’s pension plans totaling $9.3 and $2.8, respectively. Contributions totaling $12.8 to the qualified trusts of Spire Missouri’s pension plans are anticipated for the remainder of fiscal 2026. Contributions to Spire Alabama’s pension plan for the remainder of fiscal 2026 are anticipated to be $4.2.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Spire
Service cost – benefits earned during the period	$1.0	$1.1	$2.9	$3.2
Interest cost on accumulated postretirement benefit obligation	1.7	1.7	5.2	5.3
Expected return on plan assets	(4.6)	(4.1)	(13.5)	(12.5)
Amortization of prior service cost	0.3	0.1	0.6	0.1
Amortization of actuarial gain	(1.9)	(1.5)	(5.7)	(4.5)
Subtotal	(3.5)	(2.7)	(10.5)	(8.4)
Regulatory adjustment	2.0	1.1	6.0	3.4
Net postretirement benefit income	$(1.5)	$(1.6)	$(4.5)	$(5.0)

Spire Missouri
Service cost – benefits earned during the period	$0.8	$0.9	$2.3	$2.6
Interest cost on accumulated postretirement benefit obligation	1.2	1.2	3.7	3.8
Expected return on plan assets	(3.0)	(2.7)	(8.9)	(8.2)
Amortization of prior service cost	0.2	0.1	0.5	0.2
Amortization of actuarial gain	(1.6)	(1.3)	(5.0)	(3.9)
Subtotal	(2.4)	(1.8)	(7.4)	(5.5)
Regulatory adjustment	2.4	1.5	7.3	4.7
Net postretirement benefit income	$—	$(0.3)	$(0.1)	$(0.8)

Spire Alabama
Service cost – benefits earned during the period	$0.2	$0.2	$0.6	$0.6
Interest cost on accumulated postretirement benefit obligation	0.5	0.4	1.5	1.4
Expected return on plan assets	(1.4)	(1.3)	(4.2)	(4.0)
Amortization of prior service credit	0.1	—	0.1	(0.1)
Amortization of actuarial gain	(0.1)	—	(0.2)	(0.1)
Subtotal	(0.7)	(0.7)	(2.2)	(2.2)
Regulatory adjustment	(0.5)	(0.5)	(1.4)	(1.4)
Net postretirement benefit income	$(1.2)	$(1.2)	$(3.6)	$(3.6)

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

The Utilities’ funding policy is to contribute amounts to the trusts equal to the periodic benefit cost calculated pursuant to GAAP as recovered in rates. There have been no contributions to the postretirement plans through June 30, 2026 for Spire Missouri or Spire Alabama, and none are expected to be required for the remainder of the fiscal year.

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

Change in Reportable Segments

Historically, the Company managed its business as three reportable segments: Gas Utility, Gas Marketing, and Midstream. During the second and third quarters of fiscal year 2026, the Company entered into and completed the sales of Spire Marketing Inc. to Boardwalk and Spire Storage to Subterra Energy Holdings, LLC, an affiliate of I Squared Capital, respectively. Spire Marketing substantially represented the entirety of the Gas Marketing segment, and Spire Storage represented a substantial portion of the Midstream segment. These disposals qualify as discontinued operations under ASC 205-20, and the results of Spire Marketing and Spire Storage have been reclassified to discontinued operations for all periods presented. See Note 3 — Divestitures for further information. The remaining assets and results of operations previously reported within Midstream that do not qualify as discontinued operations are now presented within Other net income.

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

Current Reportable Segment

The Company has one reportable segment: Gas Utility. The Gas Utility reportable segment represents the aggregation of the Company’s regulated natural gas utility operating segments, which have similar economic characteristics, including Spire Missouri, Southeast Utilities, and Spire Tennessee. These operating segments comprise the Company’s natural gas utility operations, which consist of: Spire Missouri Inc. (“Spire Missouri”), serving areas of Missouri, including the St. Louis and Kansas City regions; Spire Alabama Inc., Spire Gulf Inc., and Spire Mississippi Inc. (“Spire Mississippi”) (collectively referred to as Southeast Utilities), serving central and northern and southern Alabama, southwestern Alabama, and south-central Mississippi, respectively (with Spire Mississippi classified as held for sale); and Spire Tennessee Inc., serving the Nashville metropolitan area and surrounding communities in Middle Tennessee.

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

Spire

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies.

The following tables present information about Spire’s Gas Utility segment revenue, segment expenses, and net income.

	Three Months Ended June 30,		Nine Months Ended June 30,
(In millions)	2026	2025	2026	2025
Gas utility operating revenues	$416.1	$347.5	$2,124.3	$1,931.2
Other and eliminations(c)	4.1	5.0	14.6	15.7
Operating revenues	420.2	352.5	2,138.9	1,946.9
Less:
Significant segment expenses:
Cost of gas sold, incl. gross receipts taxes	131.4	124.5	904.7	891.7
Operation and maintenance expense	134.8	114.1	376.5	351.9
Depreciation and amortization expense	92.3	70.0	248.7	207.6
Interest expense	44.6	33.2	116.7	102.1
Income tax (benefit) expense	(3.4)	(3.0)	77.1	58.3
Other segment items(a)	31.6	23.7	90.6	72.3
Other net loss(b)	(31.5)	(3.3)	(61.8)	(14.9)
Net income from discontinued operations, net of tax	253.8	34.2	325.6	63.4
Net income	$211.2	$20.9	$588.4	$311.5
Capital expenditures	$206.0	$213.0	$590.6	$608.1

(a) Other segment items include taxes other than income excluding gross receipt tax, miscellaneous income and deductions, and other revenue eliminations.

(b) Other net loss of the Company's consolidated information include Spire's subsidiaries engaged in the transportation of natural gas, risk management, among other activities, and unallocated corporate items, including transition and transaction cost associated with the Tennessee Transaction and financing costs.

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

Financial data related to gross receipt taxes and capital expenditures are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Spire Missouri	2026	2025	2026	2025
Gross Receipt Taxes	$14.5	$13.9	$78.3	$73.3
Capital Expenditures	152.5	159.8	435.7	481.9

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

Financial data related to gross receipt taxes and capital expenditures are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
Spire Alabama	2026	2025	2026	2025
Gross Receipt Taxes	$5.0	$5.0	$24.3	$24.1
Capital Expenditures	38.4	39.7	124.8	102.8

13. COMMITMENTS AND CONTINGENCIES

Commitments

The Company and the Utilities have entered into contracts with various counterparties, expiring on dates through calendar 2039, for the storage, transportation, and supply of natural gas. Minimum payments required under the contracts in place as of June 30, 2026, are estimated at $1,376.7, $1,290.0, and $484.5 for the Company (excluding commitments between subsidiaries), Spire Missouri, and Spire Alabama, respectively. Additional contracts are generally entered into prior to or during the heating season of November through April. The Utilities recover their costs from customers in accordance with their PGA clauses or GSA riders.

Spire is a limited partner in several unconsolidated partnerships, predominantly focusing on research and development initiatives tied to the natural gas utility sector. Spire committed to contribute a total of $25.0 of capital to the partnerships as and when requested by the respective general partners. As of June 30, 2026, the total remaining unfunded commitment was $15.0.

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

In conjunction with redevelopment of the Carondelet Coke site, Spire Missouri and another former owner of the site entered into an agreement (the “Remediation Agreement”) with the City development agencies, the developer, and an environmental consultant that obligates one of the City agencies and the environmental consultant to remediate the site and obtain a No Further Action (“NFA”) letter from the MoDNR. The Remediation Agreement also provides for a release of Spire Missouri and the other former site owner from certain liabilities related to the past and current environmental condition of the site and requires the developer and the environmental consultant to maintain certain insurance coverage, including remediation cost containment, premises pollution liability, and professional liability. The operative provisions of the Remediation Agreement were triggered on December 20, 2010, on which date Spire Missouri and the other former site owner, as full consideration under the Remediation Agreement, paid a small percentage of the cost of remediation of the site. The property was divided into seven parcels, and MoDNR NFA letters have been received for six of the parcels. Remediation is ongoing on the last parcel.

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

Spire Marketing, along with many natural gas industry participants, faced the unprecedented effects of Winter Storm Uri in February 2021. Numerous natural gas producers and midstream operators were unable to deliver natural gas to market as they experienced wellhead freeze-offs, power outages and equipment failure due to the extreme weather. These events resulted in supply curtailments, and related notices of force majeure to excuse performance, from and to certain counterparties. Further, these events made Spire Marketing subject to various commercial disputes, all of which have been settled and reflected in the financial statements in previous periods. As a result of participating in the Oklahoma natural gas market, Spire Marketing has become subject, along with other market participants, to a complaint filed in January 2025 by the State of Oklahoma related to its transactions with various counterparties in the state during this period. The Company’s management is currently assessing this matter but does not believe it will have a material impact on the Company’s financial position, results of operations or cash flow. Notwithstanding the closing of the sale of Spire Marketing to Boardwalk Pipelines, LP on April 30,2026, the Company retains contingent liability with respect to this matter in excess of a defined threshold set forth in the related purchase agreement.

In August 2024, a Tennessee trial court jury awarded a verdict of $18.6 (inclusive of prejudgment interest) against Piedmont Natural Gas Co. (PNG) in a land condemnation case involving BlueRoad Fontanel, LLC. This liability was assumed by Spire Tennessee Inc. pursuant to the Asset Purchase Agreement dated July 27, 2025. PNG appealed the decision, and the Tennessee Court of Appeals affirmed the judgment on April 1, 2026. Piedmont, on behalf of Spire Tennessee Inc., has filed an Application for Permission to Appeal the judgment to the Tennessee Supreme Court. Post-judgment interest continues to accrue, and the total amount of the judgment and accrued interest is approximately $25.0 through November 2026. This amount has been paid into the registry of the court by Spire Tennessee Inc. as a cash appeal bond, and an adjustment was recorded to the opening balance sheet as an assumed liability to account for the judgment inclusive of accrued interest. The Company continues to evaluate the recoverability of any potential loss through future regulatory proceedings.

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

Certain matters discussed in this report, excluding historical information, include forward-looking statements. All statements, other than statements of historical fact, including statements regarding our expectations, plans and objectives for future performance, future operating results, earnings guidance, capital investment plans, and the expected timing and benefits of, and risks associated with, acquisitions, dispositions and related integration and transition activities (including the completed acquisition of the Piedmont Tennessee business, the completed sale of Spire Marketing and Spire Storage, and the pending sale of Spire Mississippi), are forward-looking statements. Certain words, such as “may,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “target,” and similar words and expressions identify forward-looking statements that involve uncertainties and risks. Future developments may not be in accordance with our current expectations or beliefs and the effect of future developments may not be those anticipated. Among the factors that may cause results or outcomes to differ materially from those contemplated in any forward-looking statement are:

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

•
The satisfaction of conditions to, and the timing and completion of, the pending sale of Spire Mississippi (including receipt of required regulatory approvals), and Spire’s ability to realize the anticipated benefits of, and successfully integrate or separate from, the recently completed Piedmont Tennessee Transaction and the Spire Marketing and Spire Storage dispositions;

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements, Spire Missouri’s and Spire Alabama’s Condensed Financial Statements, and the notes thereto.

RECENT EVENTS

Acquisition of Tennessee Piedmont Natural Gas business. On March 31, 2026, Spire completed the acquisition of the Tennessee natural gas business of Piedmont, a wholly owned subsidiary of Duke Energy, for a total cash purchase price of $2.50 billion. Upon closing, Piedmont's Tennessee business began operating as Spire Tennessee. The acquisition increased Spire's scale of regulated utility operations and expanded its presence in the growing Middle Tennessee region.

Sale of Spire Marketing. On March 28, 2026, Spire, entered into an agreement to sell Spire Marketing Inc., to Boardwalk. The transaction closed on April 30, 2026, for cash consideration of approximately $212, subject to customary post-closing adjustments. Spire Marketing has been classified as a discontinued operation.

Sale of Spire Storage. On April 14, 2026, Spire, entered into an agreement to sell Spire Storage to Subterra Energy Holdings, LLC an affiliate of I Squared Capital. The transaction closed on June 30, 2026 and provides for total consideration of approximately $657, consisting of $607 payable in cash and a $50 deferred consideration payment to be paid on or before September 30, 2027.

Sale of Spire Mississippi. On April 21, 2026, Spire entered into an agreement to sell Spire Mississippi Inc., to Delta Utilities. The transaction provides for a cash purchase price of $75.0, subject to customary purchase price adjustments, and is expected to close during the first quarter of Spire’s fiscal year 2027, subject to regulatory approval by the MSPSC and other customary closing conditions.

Sale of Non-Core Equity Interest. During the second quarter of fiscal 2026, the Company completed the sale of a non-core equity interest that was outside its reportable segments. The investment had previously been accounted for under the equity method and was carried at an immaterial value. The Company received approximately $30.0 in cash proceeds.

For additional information on the transaction above, see Note 2 – Acquisitions and Note 3 - Divestitures.

OVERVIEW

Due to recently announced corporate transactions, the Company has one reportable segment: Gas Utility. See Note 12 - Segment Information for additional information on Spire’s segment structure. Spire’s earnings are derived primarily from its Gas Utility segment, which reflects the regulated activities of the Utilities. Due to the seasonal nature of the Utilities’ business and the volumetric rate designs of the Utilities, earnings of Spire and each of the Utilities are typically concentrated during the heating season of November through April each fiscal year.

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

Gas Utility - Spire Tennessee

Spire Tennessee is the largest investor-owned natural gas distribution utility in the state of Tennessee and is regulated by the TPUC. Spire Tennessee is a regulated natural gas utility engaged in the purchase, retail distribution, and sale of natural gas to more than 200,000 customers primarily in the Nashville metropolitan area and surrounding communities in Tennessee. Spire Tennessee delivers natural gas to customers at rates and in accordance with tariffs authorized by the TPUC. The earnings of Spire Tennessee are primarily generated by the sale of heating energy.

Gas Utility – Spire EnergySouth

Spire Gulf and Spire Mississippi are utilities engaged in the purchase, retail distribution and sale of natural gas to approximately 100,000 customers in southern Alabama and south-central Mississippi. Spire Gulf is regulated by the APSC, and Spire Mississippi is regulated by the MSPSC.

Other

Other components of the Company’s consolidated information include Spire’s subsidiaries engaged in the transportation of natural gas, risk management, among other activities, and unallocated corporate items, including certain debt and associated interest costs.

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

EARNINGS – THREE MONTHS ENDED June 30, 2026

This section contains discussion and analysis of the results for the three months ended June 30, 2026 compared to the results for the three months ended June 30, 2025, in total and by registrant and segment.

Spire

Total Company

Net income for the quarter was $211.2 versus $20.9 in the prior-year quarter. The increase was largely due to the increase in net income from discontinued operations, driven by the $254.6 after-tax gain related to the sale Spire Marketing and Spire Storage. The $29.3 increase in net loss from continuing operations reflect improved results at Spire Missouri and Spire Alabama that were offset by the inclusion of Spire Tennessee’s $6.9 loss for the quarter, combined with higher corporate expenses and interest primarily related to acquisition activity, slightly offset by pipeline operations. The Company will describe further the results of its ongoing business.

Continuing Operations

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Three Months Ended June 30, 2026
Net (Loss) Income [GAAP]	$(11.1)	$(31.5)	$253.8	$211.2	$3.57
Net Loss Continuing Operations	(11.1)	(31.5)	—	(42.6)	(0.72)
Net Income Discontinued Operations	—	—	253.8	253.8	4.29

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP]	$(11.1)	$(31.5)	$(42.6)	$(0.72)
Adjustments, pre-tax:
Acquisition activities*	9.5	26.5	36.0	0.61
Impairments	1.5	—	1.5	0.03
Income tax adjustments**	(3.1)	(7.5)	(10.6)	(0.18)
Adjusted (Loss) Earnings [Non-GAAP]	$(3.2)	$(12.5)	$(15.7)	$(0.26)

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Three Months Ended June 30, 2025
Net (Loss) Income [GAAP]	$(10.0)	$(3.3)	$34.2	$20.9	$0.29
Net Loss Continuing Operations	(10.0)	(3.3)	—	$(13.3)	(0.29)
Net Income Discontinued Operations	—	$—	$34.2	$34.2	0.58

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Loss [GAAP] and Adjusted Loss [Non-GAAP]	$(10.0)	$(3.3)	$(13.3)	$(0.29)

* Includes transaction, transition and financing costs for the Piedmont Tennessee Transaction.

** Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility Segment	Other	Eliminations	Consolidated
Three Months Ended June 30, 2026
Operating Income (Loss) [GAAP]	$27.3	$(3.9)	$—	$23.4
Operation and maintenance expenses	134.8	18.3	(4.8)	148.3
Depreciation and amortization	92.3	2.9	—	95.2
Taxes, other than income taxes	51.3	0.8	—	52.1
Less: Gross receipts tax expense	(21.0)	—	—	(21.0)
Contribution Margin [Non-GAAP]	284.7	18.1	(4.8)	298.0
Natural gas costs	110.4	5.3	(14.5)	101.2
Gross receipts tax expense	21.0	—	—	21.0
Operating Revenues	$416.1	$23.4	$(19.3)	$420.2

Three Months Ended June 30, 2025
Operating Income [GAAP]	$16.7	$5.4	$—	$22.1
Operation and maintenance expenses	114.1	10.1	(4.6)	119.6
Depreciation and amortization	70.0	2.8	—	72.8
Taxes, other than income taxes	41.8	0.8	(0.1)	42.5
Less: Gross receipts tax expense	(19.6)	(0.2)	0.2	(19.6)
Contribution Margin [Non-GAAP]	223.0	18.9	(4.5)	237.4
Natural gas costs	104.9	5.2	(14.6)	95.5
Gross receipts tax expense	19.6	0.2	(0.2)	19.6
Operating Revenues	$347.5	$24.3	$(19.3)	$352.5

Select variances for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025 are summarized in the following table and discussed below.

	Gas Utility	Other, Net of
Variances: Fiscal 2026 Versus Fiscal 2025	Segment	Eliminations	Consolidated
Net Loss	$(1.1)	$(28.2)	$(29.3)
Adjusted Earnings (Loss) [Non-GAAP]	6.8	(9.2)	(2.4)
Operating Revenues	68.6	(0.9)	67.7
Contribution Margin [Non-GAAP]	61.7	(1.1)	60.6
Operation and Maintenance Expenses	20.7	8.0	28.7
Interest Expense			(37.7)
Other Income			1.2
Income Tax			(7.4)

The increase in interest expense reflects higher average long-term debt rates and higher levels of long-term debt in the current year, which includes the financing activity undertaken for the Piedmont Tennessee Transaction. Financing costs related to the acquisition activity and Tennessee operations totaled approximately $31.0 in the current quarter. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt. Weighted-average short-term interest rates were 4.3% in the current-year quarter versus 4.5% in the prior-year quarter.

Other income increased $1.2 versus the prior-year quarter. The principal driver of the variance was favorable investment and mark-to-market activity with non-qualified benefit trusts.

The decrease in income taxes primarily reflects the higher current-year pre-tax book loss.

The Company’s other activities generated a $31.5 loss in the three months ended June 30, 2026, $28.2 higher than the prior year period. The major contributor to this variance was $26.5 pre-tax ($19.0 after-tax) of current year costs associated with the Piedmont Tennessee acquisition and transition activities. Higher corporate expenses and interest expense in the current year were the other contributors to the higher current year loss.

For the quarter ended June 30, 2026, Gas Utility net income was lower than the corresponding prior-year period by $1.1, while adjusted earnings increased by $6.8. The quarterly net income change was driven by the inclusion of a $6.9 net loss from Spire Tennessee operations and a $1.5 pre-tax impairment associated with the pending sale of Spire Mississippi. Excluding these impacts for adjusted earnings, growth for the quarter was driven by Spire Alabama and Spire EnergySouth, combined with slightly improved results at Spire Missouri.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Tennessee	$44.8
Spire Missouri Rate Case Implementation	12.5
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	4.5
Spire Alabama – Annual RSE update	2.7
Spire Alabama – Cost Control Mechanism ("CCM") Benefit	3.1
Spire Missouri and Spire Alabama – Off-system sales and capacity release	2.5
Spire Alabama and Spire Missouri – Volumetric usage	(5.0)
Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	(2.9)
All other factors (net)	6.4
Total Variation	$68.6

The primary driver of the current year increase in revenue was the inclusion of Spire Tennessee’s quarterly results, combined with the impact of the October 2025 Missouri rate case implementation. Current year revenue also benefited from $4.5 incremental Spire Missouri ISRS surcharges, Spire Alabama’s favorable annual RSE update impact of $2.7, combined with the $3.1 increase in the year-over-year CCM benefit. These favorable impacts more than offset the $5.0 negative impact of lower volume usage net of weather mitigation adjustments and the $2.9 reduction attributable to lower gas cost recoveries.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Tennessee	$31.1
Spire Missouri Rate Case Implementation	12.5
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	4.5
Spire Alabama – Cost Control Mechanism ("CCM") Benefit	3.1
Spire Alabama – Annual RSE update	2.6
Spire Missouri and Spire Alabama – Off-system sales and capacity release	2.1
Spire Missouri and Spire Alabama– Volumetric margin net of weather mitigation	1.8
All other factors (net)	4.0
Total Variation	$61.7

Contribution margin increased $61.7 versus the prior-year quarter. Contribution margin benefited $31.1 resulting from the inclusion of Spire Tennessee operations and the $12.5 positive impact of the October 2025 Missouri rate case implementation, Spire Missouri ISRS growth of $4.5, combined with $2.1 higher off system sales. Current year contribution margin also benefited from Spire Alabama’s favorable annual RSE update impact of $2.6 combined with the $3.1 increase in the year-over-year CCM benefit.

Reported operation and maintenance (“O&M”) expenses for the three months ended June 30, 2026 were $20.7 higher than the prior-year quarter, the inclusion of $16.9 relating to Spire Tennessee being the major driver. O&M expense at Spire Missouri and Spire Alabama increased $2.0 and $2.2, respectively, due principally to higher levels for non-payroll operations expense and bad debt expense that were only partly offset by lower employee-related costs.

Depreciation and amortization expenses for the quarter ended June 30, 2026 were $22.3 higher than the same period in the prior year primarily driven by the inclusion of $10.5 relating to Spire Tennessee’s operations. The remaining variance are the results of rate changes at Spire Missouri and Spire Alabama, combined with continued infrastructure capital expenditures across all the Utilities.

Taxes, other than income taxes, increased $9.5 versus the prior year quarter. $4.7 of the increase results from the inclusion of Spire Tennessee operations. The remaining variance relates primarily to higher remaining utility property tax expense due primarily to higher amortization levels of regulatory deferrals in Missouri along with continued infrastructure investments.

Interest expense increased $11.5, with $9.0 of the increase attributable to the inclusion of Tennessee operations. While both Spire Missouri and Spire Alabama benefited from lower average short-term interest rates in the current year, the impact of lower rates at Spire Missouri was more than offset by the impact of higher average levels of long-term debt in the current year.

Spire Missouri

	Three Months Ended June 30,
	2026	2025
Operating Income [GAAP]	$7.7	$4.7
Operation and maintenance expenses	76.1	74.1
Depreciation and amortization	56.4	47.7
Taxes, other than income taxes	36.1	31.7
Less: Gross receipts tax expense	(14.5)	(13.9)
Contribution Margin [Non-GAAP]	161.8	144.3
Natural gas costs	72.5	71.9
Gross receipts tax expense	14.5	13.9
Operating Revenues	$248.8	$230.1
Net Loss	$(12.2)	$(13.0)

Operating revenues for the quarter ended June 30, 2026 were $18.7 higher than the comparable prior-year period. The increase was primarily the result of three drivers: $12.5 due to implementation of the most recent rate case, $4.5 attributable to ISRS surcharges in the current year and higher off-system sales of $3.7. These favorable impacts were only partly offset by $1.8 lower gas cost recoveries and negative volume impact (net of weather mitigation) of $1.4.

Contribution margin for the three months ended June 30, 2026 increased $17.5 from the same period in the prior year, primarily due to the $12.5 increase relating to implementation of the most recent rate case and $4.5 attributable to ISRS surcharges in the current year, combined with the $1.3 favorable impact of higher off-system sales. These favorable impacts more than offset the unfavorable $1.4 weather-mitigated margin impact.

Degree days in Spire Missouri’s service areas during the three months ended June 30, 2026 were 36.1% warmer than normal, and 19.3% warmer than the comparable prior year period. Spire Missouri’s total system volume sold and transported were 204.5 million centum (Latin for “hundred”) cubic feet (CCF) for the quarter, compared with 220.5 million CCF for the same period in the prior year. Total off-system volume sold and transported were 11.9 million CCF for the current-year quarter, compared with 17.6 million CCF a year ago.

O&M expenses for the current-year quarter increased $2.0 versus the prior-year quarter. This increase reflects higher levels for non-payroll operations expense and bad debt that were only partly offset by lower employee-related costs.

Depreciation and amortization expenses increased $8.7 versus the prior-year quarter due to higher rates approved in the recent rate case, in addition to ongoing capital investments.

Taxes, other than income taxes increased $4.4, driven primarily by higher property taxes due to higher amortization levels of regulatory deferrals along with continued infrastructure investments.

Interest expense increased $2.3, reflecting higher average levels of long-term debt in the current year. The increase in the servicing costs for long-term debt were only partly mitigated by lower effective interest rates on short-term debt.

Resulting net loss for the quarter ended June 30, 2026 decreased $0.8 versus the prior-year quarter.

Spire Alabama

	Three Months Ended June 30,
	2026	2025
Operating Income [GAAP]	$16.5	$12.7
Operation and maintenance expenses	34.5	32.3
Depreciation and amortization	21.3	17.8
Taxes, other than income taxes	8.2	8.0
Less: Gross receipts tax expense	(5.0)	(5.0)
Contribution Margin [Non-GAAP]	75.5	65.8
Natural gas costs	18.5	28.0
Gross receipts tax expense	5.0	5.0
Operating Revenues	$99.0	$98.8
Net Income	$7.3	$4.5

Operating revenues for the three months ended June 30, 2026 were essentially flat versus the same period in the prior year. This slight increase was attributable to the $2.7 increase resulting from the annual RSE update and the $3.1 CCM benefit in the current year. These favorable impacts offset the unfavorable volume impacts and a slight decrease in gas cost recoveries.

Contribution margin was $9.7 higher versus the prior-year quarter, driven primarily by the $3.1 current quarter CCM benefit and favorable $2.6 annual RSE rate update, combined with a $3.2 increase attributable to weather-mitigated volume impact.

As measured in degree days, temperatures in Spire Alabama’s service area during the three months ended June 30, 2026, were 36.0% warmer than normal, and 43.6% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 204.3 million CCF for the three months ended June 30, 2026, compared with 241.3 million CCF for the same period in the prior year. Total off-system volume sold and transported were 24.8 million CCF for the current-year quarter, compared with 23.0 million CCF off-system volume sold and transported in last year’s first quarter.

Reported O&M expenses for the three months ended June 30, 2026 increased $2.2 versus the prior-year quarter. This increase was primarily driven by higher levels for non-payroll operations expense.

Depreciation and amortization expenses increased $3.5 versus the prior-year period due to rate changes and ongoing capital investments.

Interest expense for the current-year quarter increased $0.2 versus the prior-year quarter, as higher average level of short term borrowings offset the impact of lower average long-term debt levels combined with lower short-term interest rates.

For the quarter ended June 30, 2026, resulting net income increased $2.8 versus the prior-year quarter.

EARNINGS – NINE MONTHS ENDED June 30, 2026

This section contains discussion and analysis of the results for the Nine months ended June 30, 2026 compared to the results for the Nine months ended June 30, 2025, in total and by registrant and segment.

Spire

Total Company

Net income for the year-to-date ended June 30, 2026 was $588.4 versus $311.5 in the comparable prior-year period. The increase was driven by the $254.6 after-tax gain relating to the divestitures of Spire Marketing and Spire Storage. Continuing operations increased $14.7, driven by the $61.6 increase from utilities that were only partially offset by higher corporate expenses, interest expense, and pipeline operations, net, of $46.9. Excluding the $254.6 gain on the divestiture of Spire Marketing and Spire Storage, discontinued operations increased $7.6, with growth at Spire Marketing being the primary driver of the growth in net income from discontinued operations. The Company will describe further the results of its ongoing business.

Continuing Operations

Net Income and Adjusted Earnings

The following tables reconcile the Company’s adjusted earnings to the most comparable GAAP number, net income.

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2026
Net Income (Loss) [GAAP]	$324.6	$(61.8)	$325.6	$588.4	$9.70
Net Income (Loss) Continuing Operations	324.6	(61.8)		262.8	4.21
Net Income Discontinued Operations	—	—	325.6	325.6	5.49

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP]	$324.6	$(61.8)	$262.8	$4.21
Adjustments, pre-tax:
Acquisition activities*	9.5	65.3	74.8	1.27
Impairments	5.4	—	5.4	0.09
Gain on sale of subsidiary	—	(28.9)	(28.9)	(0.49)
Income tax effect of adjustments**	(4.0)	(8.3)	(12.3)	(0.21)
Preferred share redemption costs***				0.14
Adjusted Earnings (Loss) [Non- GAAP]	$335.5	$(33.7)	$301.8	$5.01

	Gas Utility Segment	Other	Discontinued Operations	Total	Per Diluted Common Share**
Nine Months Ended June 30, 2025
Net Income (Loss) [GAAP]	$263.0	$(14.9)	$63.4	$311.5	$5.13
Net Income (Loss) Continuing Operations	263.0	(14.9)		248.1	4.05
Net Income Discontinued Operations	—	—	63.4	63.4	1.08

Continuing Operations	Gas Utility Segment	Other	Total	Per Diluted Common Share**
Net Income (Loss) [GAAP] and Adjusted Earnings (Loss) [Non-GAAP]	$263.0	$(14.9)	$248.1	$4.05

* Includes transaction, transition and financing costs for the Piedmont Tennessee Transaction.

** Income tax adjustments include amounts calculated by applying federal, state, and local income tax rates applicable to ordinary income to the amounts of the pre-tax reconciling items.

***Adjusted earnings per share is calculated by replacing consolidated net income with consolidated adjusted earnings in the GAAP diluted earnings per share calculation, which includes reductions for cumulative preferred dividends and participating shares and excludes the $8.0 impact of the February 2026 cost of redemption of Spire’s 5.9% Series A Preferred Stock, including related depositary shares.

Reconciliations of contribution margin to the most directly comparable GAAP measure are shown below.

	Gas Utility Segment	Other	Eliminations	Consolidated
Nine Months Ended June 30, 2026
Operating Income (Loss) [GAAP]	$514.0	$(25.2)	$—	$488.8
Operation and maintenance expenses	376.5	70.0	(14.0)	432.5
Depreciation and amortization	248.7	8.7	—	257.4
Taxes, other than income taxes	187.6	2.3	—	189.9
Less: Gross receipts tax expense	(107.2)	—	—	(107.2)
Contribution Margin [Non-GAAP]	1,219.6	55.8	(14.0)	1,261.4
Natural gas costs	797.5	7.6	(34.8)	770.3
Gross receipts tax expense	107.2	—	—	107.2
Operating Revenues	$2,124.3	$63.4	$(48.8)	$2,138.9

Nine Months Ended June 30, 2025
Operating Income [GAAP]	$416.5	$18.4	$—	$434.9
Operation and maintenance expenses	351.9	26.8	(13.4)	365.3
Depreciation and amortization	207.6	8.5	—	216.1
Taxes, other than income taxes	164.9	2.3	(0.1)	167.1
Less: Gross receipts tax expense	(101.4)	(0.2)	0.2	(101.4)
Contribution Margin [Non-GAAP]	1,039.5	55.8	(13.3)	1,082.0
Natural gas costs	790.3	7.7	(34.5)	763.5
Gross receipts tax expense	101.4	0.2	(0.2)	101.4
Operating Revenues	$1,931.2	$63.7	$(48.0)	$1,946.9

Select variances for the nine m0nths ended June 30, 2026 compared to the nine months ended June 30, 2025 are summarized in the following table and discussed below.

	Gas	Other, Net of
Variances: Fiscal 2026 Versus Fiscal 2025	Utility	Eliminations	Consolidated
Net Income (Loss)	$61.6	$(46.9)	$14.7
Adjusted Earnings (Loss) [Non-GAAP]	72.5	(18.8)	53.7
Operating Revenues	193.1	(1.1)	192.0
Contribution Margin [Non-GAAP]	180.1	(0.7)	179.4
Operation and Maintenance Expenses	24.6	42.6	67.2
Interest Expense			(66.8)
Other Income			7.3
Income Tax			3.2

The increase in interest expense reflects higher levels of long-term debt and corresponding higher average long-term debt rates in the current year, which includes the financing activity undertaken for the Piedmont Tennessee Transaction. Financing costs related to the acquisition activity and Spire Tennessee operations totaled approximately $40.5 for the nine months ended June 30, 2026. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt. Weighted-average short-term interest rates were 4.2% in the current year versus 4.5% in the prior year.

Other income increased $7.3 versus the prior-year period, primarily due to investment activity in non-qualified benefit trusts combined with the NSC Transfer benefit (income neutral).

The increase in income taxes primarily reflects the higher current-year pre-tax book income.

The Company’s other activities generated a $61.8 loss in the nine months ended June 30, 2026, $46.9 higher than the prior year period. The major contributor to this variance was $65.3 pre-tax of current year costs and interest expense associated with the Piedmont Tennessee acquisition that was only partly offset by the pre-tax $28.9 gain on the sale of a non-core subsidiary. Higher corporate expenses and interest expense in the current year were the other contributors to the higher current year loss.

For the year-to-date ended June 30, 2026, Gas Utility net income and adjusted earnings were higher than the corresponding prior-year period by $61.6 and $72.5, respectively. The year-to-date change in net income was driven by the $ 61.9 improved performance of Spire Missouri and the $8.7 increase from Spire Alabama, partly offset by the $6.9 loss attributable to Spire Tennessee and the $4.0 (after-tax) impairment relating to the divestiture of Spire Mississippi.

The increase in Gas Utility operating revenues was attributable to the following factors:

Spire Missouri Rate Case Implementation	$145.1
Spire Tennessee	44.8
Spire Missouri and Spire Alabama – Off-system sales and capacity release	19.2
Spire Alabama – Annual RSE update	10.8
Spire Alabama – Cost Control Mechanism ("CCM") Benefit	3.1
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	6.8
Spire Alabama and Spire Missouri – Volumetric usage	(34.4)
Spire Missouri and Spire Alabama – Lower PGA/GSA collections (gas cost recovery)	(9.2)
Spire Alabama – Net change in customer refund provision	(2.8)
All other factors	9.7
Total Variation	$193.1

The primary driver of the current year increase in revenue was the $145.1 impact of the October 2025 Missouri rate case implementation, combined with the $44.8 increase that is attributable to Spire Tennessee operations. Current year revenue also benefited from higher off system sales of $19.2, current year ISRS surcharges of $6.8, and Spire Alabama’s favorable annual RSE update impact of $10.8. These favorable impacts more than offset the $34.4 negative impact of lower volume usage net of weather mitigation adjustments, the $9.2 reduction attributable to lower gas cost recoveries, combined with the $2.8 increase in Spire Alabama’s customer refund provision.

The year-over-year increase in Gas Utility contribution margin was attributable to the following factors:

Spire Missouri Rate Case Implementation	$145.1
Spire Tennessee	31.1
Spire Alabama – Annual RSE update	10.5
Spire Missouri and Spire Alabama – Off-system sales and capacity release	7.5
Spire Missouri – Infrastructure System Replacement Surcharge ("ISRS")	6.8
Spire Alabama – Cost Control Mechanism ("CCM") Benefit	3.1
Spire Alabama and Spire Missouri – Volumetric usage	(23.0)
Spire Alabama – Net change in customer refund provision	(2.8)
All other factors	1.8
Total Variation	$180.1

Contribution margin increased $180.1 versus the prior year. Contribution margin benefited from the $145.1 impact of the October 2025 Missouri rate case implementation, the $31.1 increase that is attributable to Spire Tennessee operations, and the $10.5 attributable to the Alabama RSE annual update, current year ISRS surcharges of $6.8, combined with $7.5 higher off system sales. These favorable impacts more than offset the $23.0 negative volumetric margin net of weather mitigation at Spire Missouri and Spire Alabama.

Reported operation and maintenance (“O&M”) expenses for the nine months ended June 30, 2026 were $24.6 higher than the prior year. Excluding the NSC Transfer impact, O&M expenses were $21.8 higher than the comparable prior year period, with $16.9 of the increase attributable to the inclusion of Spire Tennessee operations in the current year. Spire Missouri O&M were $8.0 higher than the prior year after removing the impact of the NSC transfer, driven by higher non-payroll operations expense and bad debt. Spire Alabama reported O&M was $1.0 lower than the prior year period, $2.8 lower after excluding the impact of the NSC transfer, driven by lower employee-related costs.

Depreciation and amortization expenses for the year-to-date ended June 30, 2026 were $41.1 higher than the same period in the prior year primarily driven by the $10.4 increase resulting from Spire Tennessee operations, rate changes at Spire Missouri and Spire Alabama, combined with continued infrastructure capital expenditures across all the Utilities.

Taxes, other than income taxes, increased $22.6, due to $5.8 higher gross receipts taxes resulting from higher revenues, combined with higher property tax expense due primarily to higher amortization levels of regulatory deferrals in Missouri along with continued infrastructure investments. The inclusion of Spire Tennessee operations accounted for $4.7 of the increase.

Interest expense increased $14.6, of which $9.0 was due to the inclusion of Spire Tennessee operations. While both Spire Missouri and Spire Alabama benefited from lower average short-term interest rates in the current year, the impact at Spire Missouri was more than offset by the favorable impact of higher average levels of long-term debt in the current year, resulting in an $6.3 interest expense increase for Spire Missouri.

Spire Missouri

	Nine Months Ended June 30,
	2026	2025
Operating Income [GAAP]	$330.5	$244.1
Operation and maintenance expenses	236.8	228.1
Depreciation and amortization	165.0	140.4
Taxes, other than income taxes	141.3	123.7
Less: Gross receipts tax expense	(78.3)	(73.3)
Contribution Margin [Non-GAAP]	795.3	663.0
Natural gas costs	629.9	622.9
Gross receipts tax expense	78.3	73.3
Operating Revenues	$1,503.5	$1,359.2
Net Income	$215.2	$153.3

Operating revenues for the nine months ended June 30, 2026 were $144.3 higher than the comparable prior-year period. The increase was primarily the result of four drivers: $145.1 due to implementation of the most recent rate case, higher off-system sales of $19.0, $6.8 incremental ISRS revenues and $5.0 higher gross receipts tax. These favorable impacts were only partly offset by the $24.8 unfavorable volume impact (net of weather mitigation), and $7.1 lower gas cost recoveries.

Contribution margin for the nine months ended June 30, 2026 increased $132.3 from the same period in the prior year, primarily due to the $145.1 increase relating to implementation of the most recent rate case, combined with $6.8 incremental ISRS charges, and the $5.1 impact of higher off-system sales. These favorable impacts more than offset the unfavorable $24.8 weather-mitigated margin impact.

Degree days in Spire Missouri’s service areas during the nine months ended June 30, 2026 were 13.5% warmer than normal, and 5.8% warmer than the same period last year. Spire Missouri’s total system volume sold and transported were 1,306.2 million centum (Latin for “hundred”) cubic feet (CCF) for the current year, compared with 1,402.2 million CCF for the same period in the prior year. Total off-system volume sold and transported were 58.9 million CCF for the current-year, compared with 65.5 million CCF a year ago.

O&M expenses for the nine months ended June 30, 2026 increased $8.7 versus the corresponding prior-year period. Excluding the NSC Transfer impact, O&M expense increased $8.0. This increase reflects higher levels for non-payroll operations expense, insurance, and bad debt that were only partly offset by lower employee-related costs and administrative expenses.

Depreciation and amortization expenses increased $24.6 versus the prior-year period due to higher rates approved in the recent rate case, in addition to ongoing capital investments.

Taxes, other than income taxes increased $17.6, driven by higher pass-through gross receipts taxes and higher property taxes, due primarily to higher amortization levels of regulatory deferrals along with continued infrastructure investments.

Interest expense increased $6.3, reflecting higher average levels of long-term debt in the current year. The increase in the servicing costs for long-term debt were only partly mitigated by lower average levels of short-term debt and lower effective interest rates on short-term debt.

Resulting net income for the nine months ended June 30, 2026 increased $61.9 versus the nine months ended June 30, 2025.

Spire Alabama

	Nine Months Ended June 30,
	2026	2025
Operating Income [GAAP]	$152.2	$142.7
Operation and maintenance expenses	100.8	101.8
Depreciation and amortization	59.8	53.5
Taxes, other than income taxes	33.5	33.3
Less: Gross receipts tax expense	(24.3)	(24.1)
Contribution Margin [Non-GAAP]	322.0	307.2
Natural gas costs	125.0	140.3
Gross receipts tax expense	24.3	24.1
Operating Revenues	$471.3	$471.6
Net Income	$98.9	$90.2

Operating revenues for the nine months ended June 30, 2026 decreased $0.3 from the same period in the prior year. This decrease was attributable to unfavorable volume impacts of $9.6, and a $2.1 decrease in gas cost recoveries. These negative impacts more than offset the $10.8 increase resulting from the annual RSE update. Year-to-date CCM benefits of $3.1 were mostly offset by a $2.8 increase in the customer refund provision.

Contribution margin was $14.8 higher versus the prior-year comparable period, driven primarily by the favorable $10.5 annual RSE rate update, combined with $2.4 increase attributable to off-system sales and a $1.8 increase resulting from weather-mitigated volume impact. Year-to-date CCM benefits of $3.1 were mostly offset by a $2.8 increase in the customer refund provision.

As measured in degree days, temperatures in Spire Alabama’s service area during the nine months ended June 30, 2026, were 7.7% warmer than normal and 4.2% warmer than a year ago. Spire Alabama’s total system volume sold and transported were 764.5 million CCF for the nine months ended June 30, 2026, compared with 845.9 million CCF for the same period in the prior year. Total off-system volume sold and transported were 58.3 million CCF for the current-year period, compared with 58.5 million CCF off-system volume sold and transported in the prior year period.

Reported O&M expenses for the nine months ended June 30, 2026 decreased $1.0 versus the prior-year period. After excluding the impact of the NSC Transfer, O&M expenses in the current year quarter were $2.8 lower than the corresponding prior year period. This reduction was primarily driven by lower employee-related costs.

Depreciation and amortization expenses increased $6.3 versus the prior-year period due to rate changes and ongoing capital investments.

Interest expense for the current year decreased $0.5 versus the prior-year period, primarily the result of lower average long-term debt levels combined with lower short-term interest rates, which more than offset higher current year average short-term borrowings.

For the nine months ended June 30, 2026, resulting net income increased $8.7 versus the nine months ended June 30, 2025.

LIQUIDITY AND CAPITAL RESOURCES

Recent Cash Flows

	Nine Months Ended June 30,
Cash Flow Summary	2026	2025
Net cash provided by operating activities	$613.6	$582.9
Net cash used in investing activities	(2,268.9)	(696.7)
Net cash provided by financing activities	1,673.1	127.0

For the nine months ended June 30, 2026, net cash from operating activities increased $30.7 compared with the corresponding period of fiscal 2025. The key change was driven primarily by regulatory timing differences and fluctuations in working capital items, as discussed below in the Future Cash Requirements section.

For the nine months ended June 30, 2026, net cash used in investing activities increased by $1,572.2 compared with the same period in the prior year. The change was primarily attributable to the Piedmont Tennessee Transaction of $2,500.8 offset by $849.9 proceeds from the sale of Spire Marketing, Spire Storage and non-core equity interest. Total capital expenditures were $91.3 lower than last year, with a $6.4 spending increase in the Utilities, and approximately $90.6 decrease related to discontinued operations.

Lastly, for the nine months ended June 30, 2026, net cash provided by financing activities increased $1,546.1 compared with the nine months ended June 30, 2025. The increase was driven primarily by $3,322.4 of borrowings, including financing associated with the Piedmont Tennessee Transaction, issuance of $200.0 of junior subordinated notes, issuance of $400.0 of senior notes used to refinance existing debt, and an $800.0 delayed draw term loan. These increases were partially offset by $1,266.5 of debt repayments, including repayment of the $800.0 delayed draw term loan, and the redemption of $250.0 of preferred shares. Financing cash flows were also impacted by a $76.0 decrease in stock issuances and a $34.3 increase in financing costs compared with the prior-year period.

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

Spire’s material cash requirements as of June 30, 2026, are related to the Piedmont Tennessee Transaction, capital expenditures, principal and interest payments on long-term debt, natural gas purchase obligations, and dividends. The Acquisition required financing of $2.50 billion.

On April 30, 2026, Spire completed the sale of its gas marketing business, Spire Marketing Inc., and received cash proceeds of approximately $212. The results of Spire Marketing have been classified as discontinued operations. The proceeds from this transaction increased the Company's liquidity and were used, together with proceeds from the sale of Spire Storage, to repay borrowings outstanding under the Company's DDTL Agreement incurred in connection with the Piedmont Tennessee Transaction.

On June 30, 2026, Spire completed the sale of its natural gas storage business, Spire Storage, for total consideration of approximately $657, consisting of approximately $607 payable in cash at closing, subject to customary purchase price adjustments, and $50 of deferred consideration payable on or before September 30, 2027. The results of Spire Storage have been classified as discontinued operations. Following receipt of the proceeds from the transaction, all outstanding borrowings under the DDTL Agreement were repaid and the DDTL Agreement was terminated.

Following the dispositions of Spire Marketing and Spire Storage, the Company does not retain a financial interest in either business and is not aware of any material contingent liabilities that remain with the Company as a result of these transactions. Accordingly, the Company does not expect the dispositions to have a material ongoing impact on its liquidity, financial condition, or results of operations.

For information about these resources, see Note 8, Financing. Excluding the acquisition and divestitures, there were no material changes outside the ordinary course of business from the future cash requirements discussed in the Company’s

Annual Report on Form 10-K for the fiscal year ended September 30, 2025. Total Company capital expenditures are planned to be $797 for fiscal 2026.

Source of Funds

It is management’s view that the Company, Spire Missouri and Spire Alabama have adequate access to credit and capital markets and will have sufficient liquidity and capital resources, both internal and external, to meet anticipated requirements. Spire Missouri’s and Spire Alabama’s access to capital markets, including the commercial paper market, and their respective financing costs, may depend not only on current conditions in the credit and capital markets but also on the credit rating of the entity that is accessing the capital markets. Their debt is rated by two rating agencies: Standard & Poor’s Corporation (“S&P”) and Moody’s Investors Service (“Moody’s”). The debt ratings of the Company, Spire Missouri, Spire Alabama, and Spire Tennessee (shown in the following table) remain at investment grade with a stable outlook for Moody’s. S&P ratings also remain at investment grade with a negative outlook.

	S&P	Moody’s
Spire Inc. senior unsecured long-term debt	BBB	Baa2
Spire Inc. junior subordinated notes	BBB-	Baa3
Spire Inc. short-term debt	A-2	P-2
Spire Missouri senior secured long-term debt	A	A1
Spire Alabama senior unsecured long-term debt	BBB+	A2
Spire Tennessee senior unsecured long-term debt	-	A3

Cash and Cash Equivalents

Bank deposits were used to support working capital needs of the business. Spire had no temporary cash investments as of June 30, 2026.

Short-term Debt

The Company’s short-term cash requirements can be met through the sale of up to $1,500.0 of commercial paper or through the use of Spire’s $1,500.0 revolving credit facility. For information about these resources, see Note 8, Financing, of the Notes to Financial Statements in Item 1 and “Interest Rate Risk” under “Market Risk” below.

As previously disclosed, in connection with the Piedmont Tennessee Acquisition, the Company entered into an $800.0 senior unsecured delayed draw term loan agreement. The Company fully drew the facility upon closing of the acquisition on March 31, 2026. During the quarter ended June 30, 2026, the Company used proceeds from the sales of Spire Marketing and Spire Storage to repay the $800.0 delayed draw term loan entered into in connection with the Piedmont Tennessee Transaction. The loan was terminated following repayment.

Long-term Debt and Equity

Factoring in the current portion of long-term debt, the Company’s long-term consolidated capitalization consisted of 37% equity at June 30, 2026 and 47% equity at September 30, 2025, respectively. As of June 30, 2026, Spire had outstanding principal of long-term debt totaling $6,043.9, of which $2,168.0 was issued by Spire Missouri, $715.0 was issued by Spire Alabama, and $3,160.9 was issued by Spire and other subsidiaries.

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

On November 24, 2025, Spire issued $900.0 of junior subordinated notes, consisting of two $450.0 series maturing in 2056. The Series A notes bear interest at 6.250% until June 1, 2031, and the Series B notes bear interest at 6.450% until June 1, 2036, after which rates reset every five years based on the five-year U.S. Treasury rate plus a stated spread, subject to minimum rates. Interest is payable semiannually beginning June 1, 2026. Spire may defer interest payments for up to 10 consecutive years, subject to restrictions on dividends and certain junior debt payments during any deferral period. The notes are redeemable at par under specified conditions and rank junior to Spire’s senior debt. Net proceeds, together with other financing sources, were used to fund the acquisition of Piedmont Tennessee operations. For more information about the junior subordinated notes, see Note 8, Financing.

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

On February 9, 2026, Spire Inc. issued $400.0 aggregate principal amount of 4.60% senior unsecured notes due September 1, 2031 (the “2031 Senior Notes”). Interest on the 2031 Senior Notes is payable semiannually beginning September 1, 2026, and the 2031 Senior Notes may be redeemed prior to August 1, 2031 at a make‑whole redemption price or, thereafter, at par, in each case plus accrued interest. The 2031 Senior Notes rank equally with the Company’s other unsecured and unsubordinated indebtedness. Proceeds from the issuance were used to repay $350.0 of the Company’s 5.30% Senior Notes due March 1, 2026, with remaining proceeds available to fund the pending acquisition of the Tennessee natural gas business of Piedmont or for general corporate purposes.

Under Spire’s “at-the-market” (“ATM”) equity distribution agreement and as authorized by its board of directors, the Company may offer and sell, from time to time, shares of its common stock (including shares of common stock that may be sold pursuant to forward sale agreements entered into in connection with the ATM equity distribution agreement). Settled sales under this ATM program are included in “Common stock issued” in the Consolidated Statements of Shareholders’ Equity. As of June 30, 2026, under the ATM program, Spire may sell additional shares with an aggregate offering price of up to $123.6 through January 2027.

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

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition, results of operations, liquidity and capital resources are based upon our financial statements, which have been prepared in accordance with GAAP, which requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting estimates used in the preparation of our financial statements are described in Item 7 of Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and include regulatory accounting, employee benefits and postretirement obligations, and income taxes. There were no significant changes to critical accounting estimates during the nine months ended June 30, 2026.

For discussion of other significant accounting policies, see Note 1 of the Notes to Financial Statements included in this Form 10-Q as well as Note 1 of the Notes to Financial Statements included in Spire, Spire Missouri, and Spire Alabama’s combined Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

MARKET RISK

There were no material changes in the Company’s commodity price risk or counterparty credit risk as of June 30, 2026, relative to the corresponding information provided in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Spire enters into cash flow and fair value hedges through the execution of interest rate swap contracts to manage exposure to adverse movements in interest rates, including variability in future interest payments and changes in the fair value of fixed-rate debt attributable to changes in benchmark interest rates. At June 30, 2026, the following swaps were outstanding:

Fiscal Period Originated	Contract Hedge Term (Years)	Notional Amount	Fixed Interest Rate	Fiscal 2026 Mark-to- Market Gain (Loss)	Net Asset
Q3 2023	10	$25.0	3.0180%	$2.0	$0.4
Q1 2024	10	25.0	3.4000%	1.3	0.5
Q1 2024	10	25.0	3.5350%	1.0	0.4
Q1 2024	10	25.0	3.4500%	1.2	0.5
Q1 2024	10	25.0	3.5250%	1.0	0.4
Q4 2024	10	25.0	3.5410%	1.0	0.5
Q4 2024	10	25.0	3.5520%	1.0	0.6
Q4 2024	10	25.0	3.4260%	1.2	0.6
Q4 2024	10	25.0	3.5770%	0.9	0.4
Q4 2024	10	25.0	3.4500%	1.1	0.4
Q4 2024	10	25.0	3.3500%	1.3	0.4
Q3 2025	10	25.0	3.5795%	0.9	0.6
Q3 2025	10	25.0	3.6105%	0.9	0.6
Q3 2025	10	25.0	3.6570%	0.8	0.4
Q3 2025	10	25.0	3.7630%	0.7	0.2
		$375.0		$16.3	$6.9

In addition to the swaps in the table above, Spire has a hedge contract that was entered into in the third fiscal quarter of 2026. The MTM fair value of this hedge was ($2.6) as of June 30, 2026.

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

Change in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, the Company completed the acquisition of the Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc. (see Note 2 - Acquisitions). Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc. and as a result of these integration activities, certain controls will be evaluated and may be changed.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to the pending sale of Spire Mississippi and the ability to satisfy closing conditions.

Spire has entered into a definitive agreement to sell Spire Mississippi Inc. to Delta Mississippi Gas Company, LLC for a cash purchase price of $75.0 million, subject to customary purchase price adjustments. Completion of this transaction is subject to a number of risks and uncertainties, including receipt of required regulatory approval from the Mississippi Public Service Commission and satisfaction of other customary closing conditions; the risk that the transaction may be delayed or may not be completed at all; the occurrence of any event, change, or other circumstance that could give rise to termination of the purchase agreement, including circumstances that could obligate the purchaser to pay Spire a reverse termination fee of $7.5 million rather than complete the transaction; the risk that Spire may not realize the anticipated benefits of the transaction on the expected timeline or at all; transaction costs associated with the sale; and potential adverse reactions or changes in business relationships resulting from the announcement or pendency of the transaction. The transaction is expected to close during the first quarter of fiscal year 2027, and there can be no assurance that it will close within this timeframe or at all.

Spire may not realize the anticipated benefits of the Piedmont Tennessee Transaction or the divestitures of Spire Marketing and Spire Storage.

During the third quarter of fiscal 2026, Spire completed the acquisition of the Tennessee natural gas distribution business of Piedmont Natural Gas Company, Inc. for approximately $2.5 billion and completed the sales of Spire Marketing Inc. and Spire Storage. Spire’s ability to realize the anticipated benefits of these transactions depends on a number of factors that are, in part, outside of Spire’s control, including the successful and timely integration of the Piedmont Tennessee business into Spire’s operations, systems, and regulatory frameworks; the continued performance by counterparties of their obligations under the applicable transaction agreements, and the risks of relying on third parties for critical operational services during the transition period; Spire’s ability to achieve anticipated synergies, cost savings, and operational efficiencies; and Spire’s ability to retain key personnel of the acquired business. If Spire is unable to successfully integrate the Piedmont Tennessee business, if a counterparty fails to perform its continuing obligations under any transaction agreements, or if the anticipated benefits of Spire’s portfolio transformation are not realized within the expected timeframe or at all, Spire’s business, financial condition, and results of operations could be adversely affected.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2026 - April 30, 2026	119	$91.18	—	—
May 1, 2026 - May 31, 2026	506	90.41	—	—
June 1, 2026 - June 30, 2026	271	78.41	—	—
Total	896	86.88	—	—

Spire Missouri’s outstanding first mortgage bonds contain restrictions on its ability to pay cash dividends on its common stock. As of June 30, 2026, all of Spire Missouri’s retained earnings were free from such restrictions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarterly period ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6. Exhibits

Exhibit No.	Description
10.1

Stock Purchase Agreement, dated as of April 21, 2026, between Spire EnergySouth Inc. and Delta Mississippi Gas Company, LLC; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2026.

10.2	Form of Indemnification Agreement between Spire Inc. and its directors and officers; filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2026.
31.1	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Inc.
31.2	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Missouri Inc.
31.3	CEO and CFO Certifications under Exchange Act Rule 13a-14(a) of Spire Alabama Inc.
32.1	CEO and CFO Section 1350 Certifications of Spire Inc.
32.2	CEO and CFO Section 1350 Certifications of Spire Missouri Inc.
32.3	CEO and CFO Section 1350 Certifications of Spire Alabama Inc.
101

Interactive Data Files including the following information from the Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in inline extensible business reporting language (“Inline XBRL”): (i) Cover Page Interactive Data and (ii) the Financial Statements included in Item 1.

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Spire Inc.

Date:	August 5, 2026	By:	/s/ Adam W. Woodard
Adam W. Woodard
Executive Vice President, Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

Spire Missouri Inc.

Date:	August 5, 2026	By:	/s/ Timothy W. Krick
Timothy W. Krick
Controller and Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)

Spire Alabama Inc.

Date:	August 5, 2026	By:	/s/ Timothy W. Krick
Timothy W. Krick
Chief Accounting Officer
(Authorized Signatory and Chief Accounting Officer)